Form 10QSB
period 2001-09-30
MADONNA CORP
filed 2002-03-04
CIK 1136465

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 32445

                     THE MADONNA CORPORATION

 Exact name of small business issuer as specified in its charter

Colorado                                      98 - 0219214
(State or other jurisdiction of              I.R.S. Employer
 incorporation or organization)          Identification Number

     3215 MATHERS AVENUE, WEST VANCOUVER, BC V8K 2R2 CANADA
                       (Address of principal executive office)

                         (604) 913-8355
                    Issuer's telephone number


                               NA
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No  ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
     common equity as of the last practicable date: 560,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The unaudited financial statements for the quarter ended
       September 30, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

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

The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 81 in the form of cash, and total assets of $ 81.

The Madonna Corporation will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available.

Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


PART II

OTHER INFORMATION
Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Securities Holders

     None
Item 6.   Exhibits and Reports on Form 8K

     None


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION


Dated February 24, 2002            /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President
                              and Director


                            EXHIBIT A




                     THE MADONNA CORPORATION






                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                      THE MADONNA CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEET
                     AS AT SEPTEMBER 30, 2001
                      (PREPARED BY MANAGEMENT)

                              ASSETS

CURRENT ASSETS:
       CASH                                       $      81

TOTAL CURRENT ASSETS                                     81


TOTAL ASSETS                                             81

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                      0


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR
  VALUE; 100,000,000 SHARES
  AUTHORIZEDAND 560,000 SHARES
  ISSUED AND OUTSTANDING                                  560

  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING                             0

ADDITIONAL PAID-IN CAPITAL                                1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE                                     (1,619)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (  81)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         81

                      SEE ACCOMPANYING NOTES
                      THE MADONNA CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF OPERATIONS
                 FOR THE THREE MONTH PERIODS ENDED
                    SEPTEMBER 31, 2001 AND 2000
                     (PREPARED BY MANAGEMENT)


                                                 2001       2000

REVENUES:                                         0          0


OPERATING EXPENSES:

  DOCUMENT   PREPARATION   AND   FILING    FEES   0          600
  OFFICE    EXPENSES                              22          20

TOTAL    OPERATING    EXPENSES                    22         620


NET (LOSS) FOR THE PERIOD                $ (      22)    $ ( 620)


NET   (LOSS)  PER  SHARE                $      (0.00)   $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON     SHARES     OUTSTANDING             560,000      560,000














                      SEE ACCOMPANYING NOTES
                      THE MADONNA CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENTS OF CASH FLOWS FOR THE
       THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                     (PREPARED BY MANAGEMENT)



                                                  2001            2000

CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET INCOME (LOSS) FOR THE PERIOD        $   (     22)         $ ( 620)


CASH FLOWS FROM INVESTING ACTIVITIES:                0                0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:           0                0


INCREASE (DECREASE) IN CASH FOR THE PERIOD         (22)           ( 620)

CASH, BEGINNING OF PERIOD                          103              788


CASH, END OF PERIOD                       $         81           $  168










                      SEE ACCOMPANYING NOTES
              NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Un-audited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 financial statements of The Madonna Corporation ("Registrant") included in this amended Form 10 SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE II - DUE TO RELATED PARTY

NA