Form 10QSB
period 2001-12-31
MADONNA CORP
filed 2002-03-04
CIK 1136465

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for the quarter ended
       December 31, 2001 are attached hereto as Exhibit A

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

                                        None
The Company filed a Form 8K on

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

THE MADONNA CORPORATION


     Dated February 24, 2002            /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President
                                               and Director


                             EXHIBIT A




                      THE MADONNA CORPORATION






                       FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS PERIODS
                      ENDED DECEMBER 31, 2001
                      THE MADONNA CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEET
                      AS AT DECEMBER 31, 2001
                      (PREPARED BY MANAGEMENT)

                              ASSETS

CURRENT ASSETS:
  CASH                                                $         58

TOTAL CURRENT ASSETS                                            58


TOTAL  ASSETS                                                   58

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                             0


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR
  VALUE; 100,000,000 SHARES
  AUTHORIZEDAND 210,000 SHARES
  ISSUED AND OUTSTANDING                                       560

  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING                                    0

ADDITIONAL PAID-IN CAPITAL                                   1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE                                       (1,642)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (58)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $       58



                      SEE ACCOMPANYING NOTES
                      THE MADONNA CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH AND SIX MONTH PERIODS
                 ENDED DECEMBER 31, 2001 AND 2000
                     (PREPARED BY MANAGEMENT)

                                       THREE  MONTHS     SIX MONTHS
                                    2001        2000    2001     2000

REVENUES:                             0           0       0         0

       OPERATING EXPENSES:
  AND    FILING    FEES              23          22      45       642

TOTAL OPERATING EXPENSES             23          22      45       642

NET (LOSS) FOR THE PERIOD      $ (   23)  $ (    22)    (45) $   (642)


NET (LOSS) PER SHARE           $  (0.00)   $  (0.00)$ (0.00)  $ (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON   SHARES  OUTSTANDING     560000      560000   560000     560000














                      SEE ACCOMPANYING NOTES
                      THE MADONNA CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH AND SIX MONTH PERIODS
                 ENDED DECEMBER 31, 2001 AND 2000
                     (PREPARED BY MANAGEMENT)


                                                  2001      2000

CASH FLOWS PROVIDED BY (USED FOR)


CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
   NET  INCOME (LOSS) FOR THE PERIOD          $ (   45)    $ (642)


CASH    FLOWS   FROM   INVESTING   ACTIVITIES:       0          0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:           0          0


INCREASE (DECREASE) IN CASH FOR THE PERIOD    (     45)    (  642)

CASH, BEGINNING OF PERIOD                          103        788


CASH, END OF PERIOD                           $     58   $    146









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