Form 10-K/A
period 2002-06-30
MADONNA CORP
filed 2002-09-20
CIK 1136465

U.S. Securities and Exchange Commission
                        Washington, DC 20549

                           FORM 10 K SB/A

   [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE
                             ACT OF 1934

               For the fiscal year ended June 30, 2002

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a
specific date within the past 60 days.  As of June 30, 2001:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 560,000 shares common stock. This Form 10K SB consists of 15 pages.


                          TABLE OF CONTENTS

                      FORM 10K SB ANNUAL REPORT

                       THE MADONNA CORPORATION

PART I
          ITEM                                              PAGE

Item   1       Description of Business......................1
Item   2       Description of Property..................... 4
Item   3       Legal Proceedings........................... 4
Item   4       Submission of Matters to a Vote of
               Security Shareholders....................... 4

PART II

Item   5       Market for the Registrant's Common Equity and
               related Stockholder Matter...................4
Item   6       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................. 4
Item   7       Financial Statements.........................5
Item   8       Changes in and Disagreements on
               Accounting  and Financial Disclosure........12

PART III

Item   9       Directors, Executive Officers, Promoters
               and Control persons, Compliance with Section
               16(a) of the Exchange Act.................. 12
Item 10        Executive Compensation..................... 14
Item 11        Security Ownership of Certain
               Beneficial Owners  and Management...........14
Item 12        Certain Relationships and Related
               Transactions................................14
Item 13        Exhibits and Reports on Form 8-K............14

               Signatures .................................15
PART I

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

     5 The extent to which the business opportunity can be advanced;

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

Item4    Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2001.


PART II

Item 5    Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company's securities.

Item 6    Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources. The Company is a development stage company and has not had any revenues to date. The Company had no revenues during the year ended June 30, 2002. The ability of the Registrant to achieve its operational goals will depend upon its
ability implement its business plan.   Additional capital is needed
to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations. The Company is a development stage company that generated no revenue during the past year. The Company accumulated a deficit of approximately $ 718 for the fiscal year ending June 30, 2002.

Item 7    Financial Statements

Audited financial statements for the year ended June 30, 2002 follow.








                       THE MADONNA CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)






                            AUDIT REPORT

                            JUNE 30, 2002























                      Janet Loss, C.P.A., P.C.
                     Certified Public Accountant
                   1780 South Bellaire, Suite 500
                       Denver, Colorado 80222
                       THE MADONNA CORPORATION
                   (A DEVELOPMENT STAGE ENTERPRISE)

                    INDEX TO FINANCIAL STATEMENTS

                          TABLE OF CONTENTS



ITEM                                                        PAGE

Report of Certified Public Accountant.......................7


Balance Sheets, June 30, 2002 and 2001.......................8

Statement of Operations, the years ended June 30, 2002 and 2001 and for the period January 19, 2000 (Inception) through June 30,
2002.........................................................9


Statement of Stockholders' Equity  (Deficit) for the period January
19, 2000 (Inception) through June 30, 2002...................10


Statements of Cash Flows for the year ended June 30, 2002
and 2001 and for the period from January 19, 2000
(Inception) through June 30, 2002............................11


Notes to Financial Statements..........................12 &13





                      Janet Loss, C.P.A., P.C.
                     Certified Public Accountant
                   1780 South Bellaire, Suite 500
                       Denver, Colorado 80210
                           (303) 782-0878

                    INDEPENDENT AUDITOR'S REPORT

Board of Directors
The Madonna Corporation
3215 Mathers Avenue
West Vancouver, BC V7V 2K6
Canada

I have audited the accompanying Balance Sheet of The Madonna Corporation (A Development Stage Enterprise) as of June 30, 2002 and the Statements of Operations, and Cash Flows for the years ended June 30, 2002 and 2001 and for the period January 19, 2000 (Inception) through June 30, 2002 and The Statement of Stockholders' Equity for the period January 19, 2000 (Inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Madonna Corporation (a development stage enterprise) as of June 30, 2002, and the results of its operations and changes in its cash flows for the year ended June 30, 2002 and 2001 and for the period from January 19, 2000 (Inception) through June 30, 2002, in conformity with generally accepted accounting principles.


/s/Janet Loss, C.P.A., P.C.
September 6, 2002





                    THE MADONNA CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEETS
                    AS AT JUNE 30, 2002 AND 2001

                                             2002      2001
                               ASSETS
  CURRENT ASSETS:
     CASH                      $          0        $    103

  TOTAL CURRENT ASSETS                    0             103

  TOTAL ASSETS                            0             103

                LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          DUE TO RELATED PARTY          615               0

       STOCKHOLDERS' EQUITY:
          COMMON STOCK, $0.001 PAR
          VALUE; 100,000,000 SHARES
          AUTHORIZED AND 560,000 SHARES
          ISSUED AND OUTSTANDING        560             560

          PREFERRED STOCK, $0.001 PAR
          VALUE - 10,000,000 AUTHORIZED
          NONE ISSUED AND OUTSTANDING     0               0

         ADDITIONAL PAID-IN CAPITAL    1,140          1,140

       (DEFICIT) ACCUMULATED DURING
       THE DEVELOPMENT STAGE          (2,315)        (1,597)

       TOTAL STOCKHOLDERS'
       EQUITY (DEFICIT)               (  615)           103

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY     $          0       $    103





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                             STATEMENTS
                       THE MADONNA CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
           AND FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                        THROUGH JUNE 30, 2002


                                         JANUARY 19, 2000 (INCEPTION)
                                                   THROUGH
                                   JUNE 30,2002     JUNE 30, 2001     JUNE 30, 2002


REVENUES:                            $ 0               $  0              $ 0


OPERATING EXPENSES:

DOCUMENT PREPARATION AND FILING
FEES                                 600               600               2,100
OFFICE EXPENSES                      118                85                 215

TOTAL   OPERATING  EXPENSES          718               685               2,315

NET (LOSS) FOR THE PERIOD            (  718)           (  685)           (2,315)


NET (LOSS) PER SHARE             $   (0.00)         $  (0.00)      $      0.00


WEIGHTED AVERAGE NUMBER OF
COMMON   SHARES   OUTSTANDING         560,000           560,000           560,000





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                             STATEMENTS.
                       THE MADONNA CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)

             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                      THROUGH JANUARY 31, 2002


              COMMON
              STOCK                                             DEFICIT
              NUMBER             PREFERRED                      ACCUMULATE
              OF        COMMON              PREFERRED  OTHER    DURING      TOTAL
              SHARES    STOCK    STOCK                 PAID     THE         STOCKHOLDER'S
                        AMOUNT   NUMBER     STOCK      IN       DEVELOPMENT EQUITY
                                 OF         AMOUNT     CAPITAL  STAGE
                                 SHARES

 COMMON
 STOCK        500000     500      0         0          0        0           500
 ISSUED
JANUARY
19, 2000
  FOR
SERVICES

 COMMON
 STOCK        60000      60       0         0          1,140     0          1,200
 ISSUED
 MARCH
31, 2000
FOR CASH

(LOSS)
FOR THE       0          0        0         0          0         (912)       (912)
 PERIOD
 ENDED
JUNE 30,
  2000

_________________________________________________________________________


 BALANCES
JUNE 30,
2000          560000     560      0         0          1,140      (912)       788

(LOSS)
FOR
THE YEAR

ENDED         0          0        0         0          0          (685)       (685)
JUNE 30,
2001

___________________________________________________________________________

BALANCES
JUNE 30,
2001          560000     560      0         0           1140      (1,597)      103

(LOSS)
FOR
THE YEAR
ENDED
JUNE 30,      0          0        0         0           0         (  718)      (718)
2002
BALANCES
_______________________________________________________________________

JUNE 30,
2002          560000     560      0         0           1,140     ( 2,315)      (   615)





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                             STATEMENTS
                       THE MADONNA CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
           AND FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                        THROUGH JUNE 30, 2002

                                            INCEPTION
                                            JUNE 30    JUNE 30   THROUGH
                                            2002        2001     JUNE 30, 2002
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:

NET INCOME (LOSS) FOR THE PERIOD          $ (718)        (685)      (2,315)
  NON CASH WORKING CAPITAL ITEMS
    NET INCREASE IN ACCOUNTS PAYABLE         615            0          615

TOTAL CASH FLOWS FROM (TO)
OPERATING  ACTIVITIES                       (1037)       (685)       (1700)

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES:                           0          0            0


CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:
   ISSUANCE OF COMMON STOCKS                    0          0          1,700

INCREASE (DECREASE) IN CASH
FOR THE PERIOD                               (103)       (685)         (  0)
CASH, BEGINNING OF PERIOD                     103         788             0

CASH,  END  OF  PERIOD                   $      0         103           $ 0







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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At June 30, 2002, there was $0 in cash equivalents.

YEAR END

The Company has elected to have a fiscal year ended June 30.

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


NOTE III - RELATED PARTY TRANSACTIONS

A  related  party  has advanced the registrant $615  to  help  defray
current  costs.   The advance bears no interest nor are  there  terms
laid down for repayment.



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

Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of June 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

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

THE MADONNA CORPORATION       By:    /S/   Inge L. E. Kerster
                                           Inge L. E. Kerster,
Director and President
September 15, 2002