Form 10QSB
period 2002-09-30
MADONNA CORP
filed 2004-04-28
CIK 1136465

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10Q SB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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






                                     PART I

                              FINANCIAL INFORMATION

Item 1.       Financial Statements.

The financial statements for the quarter ended September 30, 2002 follow.


                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                            AS AT SEPTEMBER  30, 2002
                             (PREPARED BY MANAGEMENT)

                                     ASSETS

CURRENT ASSETS:
  CASH                                                $           0

TOTAL CURRENT ASSETS                                              0


TOTAL ASSETS                                                      0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  DUE TO RELATED PARTY                                          802


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR
  VALUE; 100,000,000 SHARES
  AUTHORIZEDAND 560,000 SHARES
  ISSUED AND OUTSTANDING                                        560

  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING
0

ADDITIONAL PAID-IN CAPITAL                                    1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE
(2,502)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (     802)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $       0



                             SEE ACCOMPANYING NOTES
                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)







                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                            (PREPARED BY MANAGEMENT)




REVENUES:                                $      0           $      0

   OPERATING EXPENSES AND FILING FEES         187                 23

TOTAL OPERATING EXPENSES                      187                 23

NET (LOSS) FOR THE PERIOD                $ (  187)         $ (    23)


NET (LOSS) PER SHARE                     $  (0.00)          $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 560,000            560,000














                             SEE ACCOMPANYING NOTES
                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                            (PREPARED BY MANAGEMENT)


                                                         2002        2001

CASH FLOWS PROVIDED BY (USED FOR)


CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET INCOME (LOSS) FOR THE PERIOD                 $ (   187)      $ (  68)


CASH FLOWS FROM INVESTING ACTIVITIES:                      0             0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:                 0             0


INCREASE (DECREASE) IN CASH FOR THE PERIOD            (  187)      (    68)

CASH, BEGINNING OF PERIOD                                  0           103


CASH,  END  OF  PERIOD                                   $ 0           $35









                             SEE ACCOMPANYING NOTES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2002 financial statements of The Madonna Corporation ("Registrant") as contained in the Form 10K SB filed with the commission.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE II - DUE TO RELATED PARTY

A related party has advanced the sum of $802 on behalf of the registrant. There is no interest or set terms of repayment.

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

The Madonna Corporation will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $802 to pay for the preparation and filing of required reports. There is no assurance, however, that funds will be available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

     None

Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

     None

Item 6.                                      Exhibits and Reports on Form 8K

Exhibit  99.1      Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.



Exhibit 99.2Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3       Controls And Procedures

Ex hibit 99.4      Certifications Of CEO And CFO Pursuant To Section 906 Of The
            Sarbanes-Oxley Act


The Company filed a Form 8K on
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION


     Dated April, 2004                  /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President and Director