Form 10QSB
period 2002-12-31
MADONNA CORP
filed 2004-04-28
CIK 1136465

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10Q SB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

            [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                        Commission file Number 0 - 32445

                             THE MADONNA CORPORATION

         Exact name of small business issuer as specified in its charter

  Colorado                                         98 -0219214

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

                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2002
                             (PREPARED BY MANAGEMENT)

                                     ASSETS

CURRENT ASSETS:
  CASH                                                $           0

TOTAL CURRENT ASSETS                                              0

TOTAL ASSETS                                                      0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  DUE TO RELATED PARTY                                        1,012

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR VALUE;
  100,000,000 SHARES AUTHORIZEDAND
  210,000 SHARES ISSUED AND OUTSTANDING                         560
560

  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING
0

ADDITIONAL PAID-IN CAPITAL                                    1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE
(2,712)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (1,012)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $       0



                             SEE ACCOMPANYING NOTES
                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)








                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                        ENDED DECEMBER 31, 2002 AND 2001
                            (PREPARED BY MANAGEMENT)

                                         THREE MONTHS         SIX MONTHS
                                        2002       2001    2001      2000

REVENUES:                               $ 0        $  0     $ 0      $ 0

      OPERATING EXPENSES:
  AND    FILING    FEES                 210          23     397       45

TOTAL OPERATING EXPENSES                210          23     397       45
NET  (LOSS) FOR THE PERIOD          $ ( 210)     $ ( 23)  $(397) $ (  45)


NET  (LOSS)  PER  SHARE               (0.00)      (0.00)  (0.00) $ (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON  SHARES  OUTSTANDING         560,000      560,000 560,000  560,000














                             SEE ACCOMPANYING NOTES
                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                         FOR THE THREE  SIX MONTH PERIOD
                        ENDED DECEMBER 31, 2002 AND 2001
                            (PREPARED BY MANAGEMENT)


                                                     2002              2001

CASH FLOWS PROVIDED BY (USED FOR)


CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET INCOME (LOSS) FOR THE PERIOD                $( 397)           $(   45)


CASH FLOWS FROM INVESTING ACTIVITIES:                  0                  0


CASH FLOWS FROM (TO) FINANCING  ACTIVITIES:            0                  0


INCREASE (DECREASE) IN CASH FOR THE PERIOD        (  397)            (   45)

CASH, BEGINNING OF PERIOD                              0                103


CASH, END OF PERIOD                                 $  0          $      58









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

NOTE II - DUE TO RELATED PARTY

The sum of $ 1,012 has been advanced by a related party. No interest is payable on this amount nor are there any terms of repayment.

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2002 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

The Madonna Corporation will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $1,012 to pay for the preparation and filing of required reports. There is no assurance, however, that funds will be available funds will be available to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

     None

Item 6.                                 Exhibits and Reports on Form 8K

            Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.



Exhibit 99.2Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3       Controls And Procedures

Exhibit 99.4Certifications Of CEO And CFO Pursuant To Section 906 Of The
            Sarbanes-Oxley Act


The Company filed a Form 8K on
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION


     Dated April 19, 2004               /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President and Director


                              /S/ Lance R. Larsen
                                    Lance R. Larsen, Treasurer and Director