Form 10QSB
period 2003-03-31
MADONNA CORP
filed 2004-04-28
CIK 1136465

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10Q SB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

   Transitional Small Business Disclosure Format (check one)  Yes ___  No X
PART I :  FINANCIAL INFORMATION

Item 1.       Financial Statements.

                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                              AS AT MARCH 31, 2003
                             (PREPARED BY MANAGEMENT)

                                     ASSETS

CURRENT ASSETS:
  CASH                                                $           0

TOTAL CURRENT ASSETS                                              0

TOTAL ASSETS                                                      0

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  DUE TO RELATED PARTY                                        1,202

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR VALUE; 100,000,000
  SHARES AUTHORIZEDAND 210,000 SHARES
  ISSUED AND OUTSTANDING                                        560
  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING
0

ADDITIONAL PAID-IN CAPITAL                                    1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE
(2,902)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (2,902)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $        0






                             SEE ACCOMPANYING NOTES
                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED MARCH 31, 2003 AND 2002
                                (PREPARED BY MANAGEMENT)

                                 THREE MONTHS         NINE   MONTHS
                                2003     2002         2003     2002

REVENUES:                      $  0      $  0        $  0     $  0

  OPERATING EXPENSES
  AND    FILING   FEES          190        23         587       68

TOTAL  OPERATING  EXPENSES      190        23         587       68

NET  (LOSS)  FOR  THE PERIOD  ( 190)    (  23)       (587)    ( 68)


NET  (LOSS)  PER  SHARE       (0.00)    (0.00)      (0.00) $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   560,000    560,000      560,000  560,000














                             SEE ACCOMPANYING NOTES
                             THE MADONNA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTH PERIOD
                          ENDED MARCH 31, 2003 AND 2002
                            (PREPARED BY MANAGEMENT)

                                                        2003         2002

CASH FLOWS PROVIDED BY (USED FOR)


CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET INCOME (LOSS) FOR THE PERIOD                 $ (   587)    $ (    68)


CASH FLOWS FROM INVESTING ACTIVITIES:                      0             0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:                 0             0


INCREASE (DECREASE)IN CASH FOR THE PERIOD             (  587)       (   68)

CASH, BEGINNING OF PERIOD                                  0           103


CASH,  END OF PERIOD                            $          0     $      35









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

NOTE II - DUE TO RELATED PARTY

The SUM of $ 2,002 has been advanced by a related party. No interest is payable on this amount nor are there any terms of repayment.

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

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $2,002 to pay for the preparation and filing of required reports. There is no assurance, however, that funds will be available to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

                   Exhibit 99.2      Certification pursuant to 18 U.S.C.
                   Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

                   Exhibit 99.3 Controls And Procedures

                   Exhibit 99.4      Certifications Of CEO And CFO Pursuant To
                   Section 906 Of The Sarbanes-Oxley Act


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