Form 10QSB/A
period 2002-09-30
MADONNA CORP
filed 2004-05-13
CIK 1136465

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

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

#

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

The financial statements for the quarter ended September 30, 2002 follow.

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

AS AT SEPTEMBER 30, 2002 AND AUDITED AS JUNE 30, 2002

 (PREPARED BY MANAGEMENT)

                                               AUDITED                                                                                                                                                       SEPTEMBER 30           AS AT

2002

      JUNE 30, 2002

ASSETS

CURRENT ASSETS:

$           0

$        0

TOTAL ASSETS

             0

                   0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

DUE TO RELATED PARTY

         702

                615

STOCKHOLDERS' EQUITY:

COMMON STOCK, $0.001 PAR

VALUE; 100,000,000 SHARES

AUTHORIZEDAND 565,000 SHARES

ISSUED AND OUTSTANDING

         565

560

PREFERRED STOCK, $0.001 PAR

VALUE - 10,000,000 AUTHORIZED

NONE ISSUED AND OUTSTANDING

ADDITIONAL PAID-IN CAPITAL

      1,235

      1,140

(DEFICIT) ACCUMULATED DURING

THE DEVELOPMENT STAGE

     (2,502)

     (2,315)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

   (702)

     (615)

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY

   $        0

         $         0

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS

ENDED SEPTEMBER 30, 2002 AND 2001

AND FOR THE CUMULATIVE PERIOD JANUARY 19, 2000

THROUGH SEPTEMBER 30, 2002

(PREPARED BY MANAGEMENT)

      INCEPTION

       THROUGH

  2002

       2001

  SEPTEMBER 30, 2002

REVENUES:

$      0

$      0

$       0

OPERATING EXPENSES AND FILING FEES              187

           23

  2,287

TOTAL OPERATING EXPENSES

     187

            23

  2,287

NET (LOSS) FOR THE PERIOD

         $ (187)

    $ (23)

$ 2,287

NET (LOSS) PER SHARE

         $  (0.00)

    $  (0.00)            $   0.00

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING

560,000         560,000

560,000

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS

ENDED SEPTEMBER 30, 2002 AND 2001

AND THE CUMULATIVE PERIOD JANUARY 19, 2000 (INCEPTION)

THROUGH SEPTEMBER 30, 2002

(PREPARED BY MANAGEMENT)

2002

         2001

SEPTEMBER 30,2002

CASH FLOWS FROM (BY)

OPERATING ACTIVITIES:

NET INCOME (LOSS) FOR THE PERIOD

         $ (187)

  $ (68)

   $ (2,502)

NON CASH WORKING CAPITAL ITEMS

NET INCREASE IN ACCOUNTS PAYABLE

87

       0

    702

CASH FLOWS FROM INVESTING ACTIVITIES:

  0

 0

                          0

CASH FLOWS FROM (TO)

FINANCING ACTIVITIES:

     100

             0

               1,800

INCREASE (DECREASE) IN

CASH FOR THE PERIOD

  (100)             (68)

                (0)

CASH, BEGINNING OF PERIOD

           100

               103

                     0

CASH, END OF PERIOD

$       0         $      35

 $        0

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

NOTE 3 – CHANGES IN ISSUED AND OUTSTANDING STOCK

On July 3, 2002 the registrant issued an additional 5,000 shares of its common stock bringing the issued and outstanding total to 565,000 common shares

NOTE 3 – DUE TO RELATED PARTY

A related party has advanced the sum of $702 on behalf of the registrant.  There is no interest or set terms of repayment.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The Company’s business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.  The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

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

Dated May 10, 2004

/S/ Inge L. E. Kerster

     Inge L. E. Kerster, President and Director