Form 10QSB/A
period 2002-12-31
MADONNA CORP
filed 2004-05-13
CIK 1136465

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

ID #

                                                                                                                                                                incorporation or organization)

 or

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

Item 1.

                                                                              Financial Statements.

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS AS AT DECEMBER 31, 2002

AND AUDITED AS AT JUNE 30, 2002

 (PREPARED BY MANAGEMENT)

AUDITED

   AS AT

DECEMBER 31, 2002

   JUNE 30, 2002

ASSETS

CURRENT ASSETS:

$           0

$         0

TOTAL ASSETS

             0

              0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

DUE TO RELATED PART                                                                        912                                       615

STOCKHOLDERS' EQUITY:

COMMON STOCK, $0.001 PAR VALUE;

100,000,000 SHARES AUTHORIZEDAND

565,000 and 560,000SHARES ISSUED

AND OUTSTANDING

                                                        565

      560

PREFERRED STOCK, $0.001 PAR

VALUE - 10,000,000 AUTHORIZED

NONE ISSUED AND OUTSTANDING

ADDITIONAL PAID-IN CAPITAL                                                              1,235                                   1,140

(DEFICIT) ACCUMULATED DURING

THE DEVELOPMENT STAGE

     (2,712)

             (2,315)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)

                           (912)

            (615)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   $        0                                              $         0

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS

ENDED DECEMBER 31, 2002 AND 2001 AND THE

CUMULATIVE PERIOD JANUARY 19, 2000 THROUGH

DECEMBER 31, 2003

(PREPARED BY MANAGEMENT)

THREE MONTHS

     SIX MONTHS              JANUARY 19

                                   2000 THROUGH

2002

 2001

     2002           2001

SEPTEMBER 30, 2004

REVENUES:

$       0

$        0

    $      0         $      0

   $          0

      OPERATING EXPENSES:

AND FILING FEES

     210

        23

         397              45

         2,497

TOTAL OPERATING EXPENSES

     210

        23

           397              45

     2,497

NET (LOSS) FOR THE PERIOD

   $ (210)

         $ (23)

       $    (397)      $  (45)

$ (2,497)

NET (LOSS) PER SHARE

   $  (0.00)

         $  (0.00)

  $ (0.00)       $ (0,00)

           $  (0.00)

WEIGHTED AVERAGE

NUMBER OF COMMON

SHARES OUTSTANDING

        560,000                  560,000                   560,000      560,000              560,000

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTH PERIODS

ENDED DECEMBER 31, 2002 AND 2001

AND THE CUMULATIVE PERIOD JANUARY 19, 2000

(INCEPTION) THROUGH DECEMBER 31, 2003

(PREPARED BY MANAGEMENT)

    JANUARY 19, 2000

         THROUGH

2002

2001

DECEMBER 31, 2002

CASH FLOWS PROVIDED BY

 (USED FOR)

CASH FLOWS FROM (BY)

OPERATING ACTIVITIES:

NET INCOME (LOSS) FOR THE PERIOD         $(397)                $(45)

       (2,712)

NON-CASH WORKING CAPITAL ITEMS

NET INCREASE IN ACCOUNTS PAYABLE

                     210

                    0

  1,012

TOTAL CASH FLOWS FROM (TO)

OPERATING ACTIVITIES

                 (187)

         (45)

                               (1,700)

CASH FLOWS FROM

INVESTING ACTIVITIES:

        0

                      0

                0

CASH FLOWS FROM (TO)

FINANCING ACTIVITIES:

ISSUANCE OF COMMON STOCK             100

         0

    1,800

INCREASE (DECREASE)

IN CASH FOR THE PERIOD

                                                            (397)                   (45)                                     100

CASH, BEGINNING OF PERIOD

                  0

              103

                                 0

CASH, END OF PERIOD

$       0

             $        58

    $          0

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

NOTE II – DUE TO RELATED PARTY

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

Dated May 12, 2004

/S/ Inge L. E. Kerster

     Inge L. E. Kerster, President and Director

/S/ Lance R. Larsen

      Lance R. Larsen, Treasurer and Director