Form 10KSB/A
period 2003-03-31
MADONNA CORP
filed 2004-05-18
CIK 1136465

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

PART I :  FINANCIAL INFORMATION

Item 1.

                Financial Statements.

THE MADONNA CORPORATION

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

AS AT MARCH 31, 2003 AND AUDITED AS AT JUNE 30, 2002

 (PREPARED BY MANAGEMENT)                      AUDITED AS AT

MARCH 31, 2003

 JUNE 30, 2002

ASSETS

CURRENT ASSETS: $ 0 $ 0

TOTAL ASSETS 0 0

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
DUE TO RELATED PARTY 1,202 615

STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.001 PAR VALUE; 100,000,000
SHARES AUTHORIZEDAND 565000 AND 560,000
SHARES ISSUED AND OUTSTANDING 565 560

PREFERRED STOCK, $0.001 PAR
VALUE - 10,000,000 AUTHORIZED
NONE ISSUED AND OUTSTANDING

ADDITIONAL PAID-IN CAPITAL 1,235 1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE (2,902) 2,315

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) (2,902) (615)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY $ 0 $ 0

SEE ACCOMPANYING NOTES
THE MADONNA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS
ENDED MARCH 31, 2003 AND 2002
AND FOR THE CUMULATIVE PERIOD JANUARY 19, 2000
(INCEPTION) THROUGH MARCH 31, 2003

(PREPARED BY MANAGEMENT)

AUDITED
THREE MONTHS NINE MONTHS AS AT
2003 2002 2003 2002 JUNE 30, 2002

REVENUES: $ 0 $ 0 $ 0 $ 0 $ 0

OPERATING EXPENSES
AND FILING FEES 190 23 587 68 2902

TOTAL OPERATING EXPENSES 190 23 587 68 2,902

NET (LOSS) FOR THE PERIOD $ (190) $ (23) $ (587) $ (68) 2,902

NET (LOSS) PER SHARE $ (0.00) $ (0.00) $ (0,00) $ (0.00) $ 0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING 562,000 560,000 562,000 560,000 560,000

SEE ACCOMPANYING NOTES
THE MADONNA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
AND FOR THE CUMULATIVE PERIOD JANUARY 19, 2000 (INCEPTION)
THROUGH MARCH 31, 2003

(PREPARED BY MANAGEMENT)
AUDITED
AS AT
2003 2002 JUNE 30, 2002

CASH FLOWS PROVIDED BY (USED FOR)

CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
NET INCOME (LOSS) FOR THE PERIOD $ (587) $ (68) $ (2,902)
NON CASH WORKING CAPITAL ITEMS
NET INCREASE IN ACCOUNTS PAYABLE 587 68 587

TOTAL CASH FLOWS FROM (BY) OPERATING ACTIVITIES 0 0 (2,315)

CASH FLOWS FROM INVESTING ACTIVITIES: 0 0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES: 0 0 1,800

INCREASE (DECREASE) IN CASH FOR THE PERIOD (587) (68)

CASH, BEGINNING OF PERIOD 0 103 (0)

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

NOTE II – DUE TO RELATED PARTY

The SUM of $ 1,202 has been advanced by a related party.  No interest is payable on this amount nor are there any terms of repayment.

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

THE MADONNA CORPORATION

Dated May 12,2004

                         May 12/2003                                       /S/ Inge L. E.Kerster

     Inge L. E. Kerster, President and Director

/S/ Lance R. Larsen

      Lance R. Larsen, Treasurer and Director