Form 10KSB
period 2003-06-30
MADONNA CORP
filed 2004-12-07
CIK 1136465

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2003

Commission File No. 0-32445

THE MADONNA CORPORATION

       COLORADO                                                                                             98-0219157

(State or other jurisdiction of

           (IRS Employer

incorporation or organization)

ID Number)

3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA                      V7V 2K6

(Address of principal executive office)                                                                 (Zip code)

Issuer’s telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of June 30, 2001:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  565,000 shares common stock.  This Form 10-KSB consists of 29 pages.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

THE MADONNA CORPORATION

PART I

ITEM

PAGE

Item   1

Description of Business …………………………………………..…….….1

Item   2

Description of Property…………………………..................................….. 4

Item   3

Legal Proceedings...................................................…………...............….. 4

Item   4

Submission of Matters to a Vote of Security Shareholders…………….….4

PART II

Item   5

Market for the Registrant’s Common Equity and

related Stockholder  Matter..........................…………….....................…….4

Item   6

Management’s Discussion and Analysis of

Financial Condition and Results of Operations.………… ..................….…4

Item   7

Financial Statements..................…………...........................................….…5

Item   8

Changes in and Disagreements on Accounting

and Financial Disclosure.…………….....................................................….12

PART III

Item   9

Directors, Executive Officers, Promoters and Control

persons, Compliance with Section 16(a) of the Exchange Act.…...........… 12

Item 10

Executive Compensation.... .............…………......................................….. 14

Item 11

Security Ownership of Certain Beneficial Owners

and Management............................………….........................................…. 14

Item 12

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………....................................................................................……. 15

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

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into The Madonna Corporation, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.  In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued or purchased from the current principal shareholders by the acquiring entity or its affiliates.  If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock.  In the Company’s judgment, none of its officers and directors would thereby become an  "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933.

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

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of our limited financing.  This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.  It is emphasized that management of The Madonna Corporation may effect transactions having a potentially adverse impact upon its shareholders pursuant to the authority and discretion of management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

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

Item

4

Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item

5

Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company’s securities.

Item

6

Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources.  The Company is a development stage company and has not had any revenues to date.  The Company had no revenues during the year ended June 30, 2003.  The ability of the Registrant to achieve its operational goals will depend upon its ability implement its business plan.   Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $ 4,502 for the fiscal year ending June 30, 2003.

Item

7

Financial Statements

Audited financial statements for the year ended June 30, 2003 follow.

THE MADONNA CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

June 30, 2003

(Stated in US Dollars)

INDEPENDENT AUDITORS' REPORT

To the Stockholders,

The Madonna Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of The Madonna Corporation (A Development Stage Company) as of June 30, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the period January 19, 2000 (Date of Incorporation) to June 30, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of June 30, 2002 and for the period January 19, 2000 (Date of Incorporation) to June 30, 2002 were audited by other auditors whose report dated September 6, 2002 expressed an unqualified opinion on those statements.  Our opinion on the statement of operations and cash flows for the period from January 19, 2000 (Date of Incorporation) to June 30, 2003 insofar as it relates to amounts for prior periods through June 30, 2002 is based on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of The Madonna Corporation as of June 30, 2003 and the results of their operations and their cash flows for the period from January 19, 2000 (Date of Incorporation) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Amisano Hanson”
May 12, 2004	Chartered Accountants

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2003 and 2002

(Stated in US Dollars)

	2003	2002
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$ 2,702	$ 615

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value
Common stock
100,000,000 shares authorized, $0.001 par value
565,000 share issued (2002: 560,000)	565	560
Additional paid-in capital	1,235	1,140
Deficit accumulated during the development stage	(4,502)	(2,315)

	(2,702)	(615)

	$ -	$ -

Nature and Continuance of Operations – Note 1

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended June 30, 2003 and 2002

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2003

(Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
	June 30,		June 30,
	2003	2002	2003
Expenses
General and administrative expense	$ 2,187	$ 718	$ 4,502

Net loss for the period	$ (2,187)	$ (718)	$ (4,502)

Basic and diluted loss per share	$ 0.00	$ 0.00

Weighted average number of shares outstanding	565,000	560,000

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended June 30, 2003 and 2002

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2003

 (Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
	June 30,		June 30,
	2003	2002	2003
Operating Activities
Net loss for the period	$ (2,187)	$ (718)	$ (4,502)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	2,087	615	2,702

	(100)	(103)	(1,800)

Financing Activity
Issue of common stock	100	-	1,800

Increase (decrease) in cash during the period	-	(103)	-

Cash, beginning of the period	-	103	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 19, 2000 (Date of Incorporation) to June 30, 2003

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	565,000	$ 565	$ 1,235	$ (4,502)	$ (2,702)

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2003 and 2002

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $2,702 as of June 30, 2003 and has accumulated a deficit of $4,502 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company has historically satisfied its capital needs primarily by issuing equity securities and funds advanced to the Company by related parties.  Management plans to continue to provide for its capital needs during the year ended June 30, 2004 by the issuance of common stock and advances from related parties.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Colorado, United States of America on January 19, 2000.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the FAS No. 52 “Foreign Currency Translation”.

Assets and liabilities are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in Other Items on the Statement of Operations.

Basic Loss Per Share

In accordance with FAS No. 128, “Earnings Per Share’, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2003, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Financial Instrument

The carrying value of the Company’s financial instrument consisting of accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity of such instrument.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$ 675
Less valuation allowance	(675)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4

Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At June 30, 2003 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $4,500, the benefit of which has not been recorded in the financial statements.

Note 5

Related Party Transaction

Included in accounts payable and accrued liabilities at June 30, 2003 is $1,202 (2002:  $615) due to a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

PART III

ITEM

9

Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name Age Position Period of Service

Inge L. E. Kerster 56 President Officer and director since
January 19, 2000 (Inception)

Lance R. Larsen 45 Secretary/Treasurer Officer and director since
June 1, 2003

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

Mr. Lance R. Larsen has been an officer and director of  The Madonna Corporation since June 1, 2003.  From August 1997 to the present he has served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies.  His duties there include hiring and training all sales personnel, designing and developing all in-house applications software applications, including the company network design and maintenance.

From June 1988, Mr. Larsen served as General Manager of West Coast International, a company specializing in international sales of communications accessories.  His duties there were to hire and train all sales staff and design and maintain all software and network installations.

Mr. Larsen graduated with honors from the Canadian Investment Funds Institute and the Dale Carnegie sales course.

Item

10

Executive Compensation

During the year ended June30, 2003, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item

11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of June 30, 2003 of persons known to the Company as being the beneficial owner of over 5% of the Company’s Common Stock.

Title

           Name and Address of

            Amount and Nature

Percent of

           Owner

            of Ownership

            Ownership

Common

Inge L. E. Kerster*

            500,000

     89.291

3215 Mathers Avenue

West Vancouver, BC V7V 2K6

Item

12

Certain Relationships and Related Transactions

None

Item

13

Exhibits and Reports on Form 8-K

Exhibit 99.1                                                99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2                                99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 9                                      99.3

Controls And Procedures

Exhibit 99.4         CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION

                             906 OF THE SARBANES-OXLEY ACT

             Exhibit 99.5        REPORT ON FORM 8-K

      EXHIBIT 16:1  RESIGNATION LETTER

A report on Form 8K reporting the resignation of the registrant’s independent auditor and the appointment of a new independent auditor was filed May 11, 2004.  A copy of the Form 8K is attached to this document as Exhibit 99.5

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MADONNA CORPORATION

By: /S/   Inge L. E. Kerster

  Inge L. E. Kerster, Director and President

/S/   Lance R. Larsen

 Lance R. Larsen, Director and

 Chief Financial Officer

May 17, 2004