Form 10QSB
period 2003-09-30
MADONNA CORP
filed 2004-12-07
CIK 1136465

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 565,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

September 30, 2003 and September 30, 2002

(Unaudited)

	September 30,	September 30,
	2003	2002
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 2,702	$ 615

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value
Common stock
100,000,000 shares authorized, $0.001 par value
565,000 share issued	565	565
Additional paid-in capital	1,235	1,235
Deficit accumulated during the development stage	(4,502)	(2,315)

	(2,702)	(615)

	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

for the three months ended September 30, 2003 and 2002

and for the period January 19, 2000 (Date of Incorporation) to September 30, 2003

(Unaudited)

January 19, 2000
(Date of Incor-
	Three months ended		poration) to
	September 30,		September 30,
	2003	2002	2003
Expenses
General and administrative expense	$ 2,187	$ 718	$ 4,502

Net loss for the period	$ (2,187)	$ (718)	$ (4.502)

Basic and diluted loss per share	$ 0.00	$ 0.00

Weighted average number of shares Outstanding	565,000	560,000

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2003 and 2002

and for the period January 19, 2000 (Date of Incorporation) to September 30, 2003

(Unaudited)

			January 19, 2000
			(Date of Incor-
			poration) to
	September 30,		September 30,
	2003	2002	2003
Operating Activities
Net loss for the period	$ (2,187)	$ (718)	$ (4,502)
Change in non-cash working capital balance related to Operations
Accounts payable and accrued liabilities	2,087	615	2,702

	(100)	103	(1,800)

Financing Activity
Issue of common stock	100	-	1,800

Increase (decrease) in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 19, 2000 (Date of Incorporation) to September 30, 2003

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, September 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, September 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, September 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, September 30, 2002	565,000	565	1,235	(4,502)	(2,702)
Net loss for the period	-	-	-	(1,975)	(1,975)

Balance, September 30, 2003	565,000	$ 565	$ 1,235	$ (6,477)	$ (4,677)

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2003

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information is presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2002 annual financial statements.

Note 2

Continuance of Operations

                                                The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At September 30, 2003, the Company had a working capital deficiency of $ 2,702, and has accumulated losses of $ 4,502 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2003 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

The Madonna Corporation will carry out its plan of business as discussed above.  We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $ 2,702 to pay for the preparation and filing of required reports. There is no assurance, however, that funds will be available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

THE MADONNA CORPORATION

Dated December 3, 2004 /S/ Thomas Charlton
Thomas Charlton, President and Director

/S/ Lance R. Larsen
Lance R. Larsen, Secretary/Treasurer and Director