Form 10QSB
period 2004-03-31
MADONNA CORP
filed 2004-12-07
CIK 1136465

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

PART I :  FINANCIAL INFORMATION

Item 1.

              Financial Statements.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2004 and June 30, 2003

(Stated in US Dollars)

(Unaudited)

	March 31,	June 30,
	2004	2003
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 4,677	$ 2,702

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value
Common stock
100,000,000 shares authorized, $0.001 par value
565,000 share issued (June 30, 2003: 565,000)	565	565
Additional paid-in capital	1,235	1,235
Deficit accumulated during the development stage	(6,477)	(4,502)

	(4,677)	(2,702)

	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of Incor-
	Three months ended		Nine months ended		poration) to
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004
Expenses
General and administrative expense	$ 475	$ 190	$ 1,975	$ 587	$ 6,477

Net loss for the period	$ (475)	$ (190)	$ (1,975)	$ (587)	$ (6,477)

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of shares outstanding	565,000	560,000	565,000	560,000

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to March 31, 2004

 (Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of Incor-
poration) to
	March 31,		March 31,
	2004	2003	2004
Operating Activities
Net loss for the period	$ (1,975)	$ (587)	$ (6,477)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	1,975	587	4,677

	-	-	(1,800)

Financing Activity
Issue of common stock	-	-	1,800

Increase (decrease) in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 19, 2000 (Date of Incorporation) to March 31, 2004

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	565,000	565	1,235	(4,502)	(2,702)
Net loss for the period	-	-	-	(1,975)	(1,975)

Balance, March 31, 2004	565,000	$ 565	$ 1,235	$ (6,477)	$ (4,677)

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information is presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2003 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At March 31, 2004, the Company had a working capital deficiency of $4,677, and has accumulated losses of $6,477 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2004 reflects current assets of $ 0 in the form of cash, and total assets of $ 0.

The Madonna Corporation will carry out its plan of business as discussed above.  We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $4,177 to pay for the preparation and filing of required reports. There is no assurance, however, that funds will be available to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

Exhibit 16 Report on Form 8K

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