Form 10KSB
period 2004-06-30
MADONNA CORP
filed 2004-12-09
CIK 1136465

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2004

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

Item

4

Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30,2004.

PART II

Item

5

Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company’s securities.

Item

6

Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources.  The Company is a development stage company and has not had any revenues to date.  The Company had no revenues during the year ended June 30,2004.  The ability of the Registrant to achieve its operational goals will depend upon its ability implement its business plan.   Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $7,977.00 for the fiscal year ending June 30,2004.

Item

7

Financial Statements

Audited financial statements for the year ended June 30,2004 follow.

THE MADONNA CORPORATION

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

June 30, 2004 and 2003

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

The Madonna Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of The Madonna Corporation (A Development Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2004 and 2003 and for the period January 19, 2000 (Date of Incorporation) to June 30, 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of The Madonna Corporation as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003 and for the period from January 19, 2000 (Date of Incorporation) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
September 14, 2004	Chartered Accountants

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2004 and 2003

(Stated in US Dollars)

	2004	2003
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$ 6,177	$ 2,702

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.001 par value
565,000 share issued (2003: 565,000)	565	565
Additional paid-in capital	1,235	1,235
Deficit accumulated during the development stage	(7,977)	(4,502)

	(6,177)	(2,702)

	$ -	$ -

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended June 30, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2004

(Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
			June 30,
	2004	2003	2004
Expenses
General and administrative expense	$ 3,475	$ 2,187	$ 7,977

Net loss for the period	$ (3,475)	$ (2,187)	$ (7,977)

Basic and diluted loss per share	$ (0.01)	$ 0.00

Weighted average number of shares outstanding	565,000	565,000

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended June 30, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2004

(Stated in US Dollars)

January 19, 2000
(Date of Incor-
poration) to
June 30,
	2004	2003	2004
Operating Activities
Net loss for the period	$ (3,475)	$ (2,187)	$ (7,977)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	3,475	2,087	6,177

	-	(100)	(1,800)

Financing Activity
Issue of common stock	-	100	1,800

Change in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 19, 2000 (Date of Incorporation) to June 30, 2004

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	565,000	565	1,235	(4,502)	(2,702)
Net loss for the year	-	-	-	(3,475)	(3,475)

Balance, June 30, 2004	565,000	$ 565	$ 1,235	$ (7,977)	$ (6,177)

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2004 and 2003

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $6,177 as of June 30, 2004 and has accumulated a deficit of $7,977 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company has historically satisfied its capital needs primarily by issuing equity securities and funds advanced to the Company by related parties.  Management plans to continue to provide for its capital needs during the year ended June 30, 2005 by the issuance of common stock and advances from related parties.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the FAS No. 52 “Foreign Currency Translation”.

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

Basic Loss Per Share

In accordance with FAS No. 128, “Earnings Per Share’, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2004, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Financial Instrument

The carrying value of the Company’s financial instrument consisting of accounts payable and accrued liabilities approximate it’s carrying value due to the short-term maturity of such instrument.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2004	2003
Deferred Tax Assets
Non-capital loss carryforward	$ 1,197	$ 675
Less valuation allowance	(1,197)	(675)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4

Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss.  At June 30, 2004 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $8,000, the benefit of which has not been recorded in the financial statements.

Note 5

Related Party Transaction

Included in accounts payable and accrued liabilities at June 30, 2004 is $2,677 (2003:  $1,202) due to a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

PART III

ITEM

9

Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name

                                 Age

Position                               Period of Service

Inge Kerster                  56                       President                           Officer and Director

                                                                                                             since January 19, 2000 (inception)

Lance Larsen                45                        Secretary/treasurer

                                                                                                              Officer and Director

                                                                                                             since June 1 , 2003 (inception)

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

Item

10

Executive Compensation

During the year ended June 30, 2004, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item

11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of June 30,2004 of persons known to the Company as being the beneficial owner of over 5% of the Company’s Common Stock.

Title

           Name and Address of

            Amount and Nature

Percent of

                        Owner

            of Ownership

            Ownership

Common

Inge L. E. Kerster*

            500,000

     89.291

3215 Mathers Avenue

West Vancouver, BC V7V 2K6

Item

12

Certain Relationships and Related Transactions

None

Item

13

Exhibits and Reports on Form 8-K

None

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

December  3rd, 2004