Form 10QSB
period 2004-12-31
MADONNA CORP
filed 2005-02-04
CIK 1136465

 United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 32445

THE MADONNA CORPORATION

 Exact name of small business issuer as specified in its charter

Colorado 98 - 0219214

(State or other jurisdiction of I.R.S. Employer
incorporation or organization) Identification Number

7816 CALLA DONNA PLACE, SW, CALGARY, AB T2V2R1 CANADA
(Address of principal executive office)

(403) 818-6440
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

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

1

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2004 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

		December 31,	June 30,
		2004	2004
LIABILITIES

Current
Accounts payable and accrued liabilities		$ 12,242	$ 6,177

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
565,000	shares issued (June 30, 2004: 565,000)	565	565
Additional paid-in capital		1,235	1,235
Deficit accumulated during the development stage		(14,042)	(7,977)

		(12,242)	(6,177)

		$ -	$ -

2

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended December 31, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to December 30, 2004

(Stated in US Dollars)

(Unaudited)

			January 19, 2000
			(Date of
			Incorporation) to
	December 31,		December 31,
	2004	2003	2004
Expenses
General and administrative expense	$ 6,065	$ 1,020	$ 14,042

Net loss for the period	$ (6,065)	$ (1,020)	$ (14,042)

Basic and diluted loss per share	$ 0.01	$ 0.00

Weighted average number of shares outstanding	565,000	565,000

3

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended December 30, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to December 30, 2004

(Stated in US Dollars)

(Unaudited)

			January 19, 2000
			(Date of-
			Incorporation) to
	December 31,		December 31,
	2004	2003	2004

Operating Activities
Net loss for the period	$ (6,065)	$ (1,020)	$ (14,042)
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	6,065	1,020	12,242

	-	-	(1,800)

Financing Activity
Issue of common stock	-	-	1,800

Increase (decrease) in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 19, 2000 (Date of Incorporation) to December 30, 2004

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	565,000	565	1,235	(4,502)	(2,702)
Net loss for the year	-	-	-	(3,475)	(3,475)

Balance, June 30, 2004	565,000	565	1,235	(7,977)	(6,177)
Net loss for the period	-	-	-	(6,065)	(6,065)

Balance, December 30, 2004	565,000	$ 565	$ 1,235	$ (14,042)	$ (12,242)

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2004

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2004, the Company has a working capital deficiency of $12,242, has yet to achieve profitable operations and has accumulated losses of $14,042 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transaction

Included in accounts payable and accrued liabilities at December 30, 2004 is $2,677 (June 30, 2004: $2,677) due to a former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 30, 2004 reflects current assets of    $ 0 in the form of cash, and total assets of $ 0.

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

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 6. Exhibits and Reports on Form 8K

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.3 Controls And Procedures

Exhibit 99.4 Certifications Of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

The Company filed a Form 8K on

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION

Dated January 10, 2005

/S/ Thomas Charlton

     Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Secretary/Treasurer and Director

4