Form 10QSB/A
period 2004-12-31
MADONNA CORP
filed 2005-02-11
CIK 1136465

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

                    (Address of principal executive office)

(403) 818-6440

Issuer's telephone number

3215 MATHERS AVENUE, WEST VANCOUVER, BC  V8K 2R2 CANADA

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

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

December 31, 2004 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

		December 31,	June 30,
		2004	2004
LIABILITIES

Current
Accounts payable and accrued liabilities		$ 15,005	$ 6,177

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
565,000	shares issued (June 30, 2004: 565,000)	565	565
Additional paid-in capital		1,235	1,235
Deficit accumulated during the development stage		(16,805)	(7,977)

		(15,005)	(6,177)

		$ -	$ -

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2004 and 2003 and for the period January 19, 2000 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of
	Three months ended		Six months ended		Incorporation) to
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004

Expenses
General and administrative	$ 2,763	$ 480	$ 8,828	$ 1,500	$ 16,805

Net loss for the period	$ (2,763)	$ (480)	$ (8,828)	$ (1,500)	$ (16,805)

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.02	$ 0.00

Weighted average number of shares outstanding	565,000	565,000	565,000	565,000

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2004 and 2003

and for the period January 19, 2000 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

			January 19, 2000
			(Date of Incor-
			Poration) to
	December 31,		December 31,
	2004	2003	2004

Operating Activities
Net loss for the period	$ (8,828)	$ (1,500)	$ (16,805)
Change in non-cash working capital balance related to Operations
Accounts payable and accrued liabilities	8,828	1,500	15,005

	-	-	(1,800)

Financing Activity
Issue of common stock	-	-	1,800

Increase (decrease) in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 19, 2000 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	565,000	565	1,235	(4,502)	(2,702)
Net loss for the period	-	-	-	(3,475)	(3,475)

Balance, June 30, 2004	565,000	565	1,235	(7,977)	(6,177)
Net loss for the period	-	-	-	(8,828)	(8,828)

Balance, December 31, 2004	565,000	$ 565	$ 1,235	$ (16,805)	$ (15,005)

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2004)

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by The Madonna Corporation (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally include in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments; consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended June 30, 2004, as filed with the United States Securities and Exchange Commission.

The results of operations for the six months ended December 31, 2004 are not indicative of the results that may be expected for the full year.

                                   Note 2

                              Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2004, the Company has a working capital deficiency of $ $15,005 which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months.  The Company has accumulated losses of $16,805 since its commencement and has not yet achieved profitable operations.  Its ability to continue as a going concern is dependent on the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they become due.

These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock.  The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

                                   Note 3

                            Related Party Transactions

Included in the accounts payable and accrued liabilities at December 31, 2004 is $7,742 (June 30, 2004: $2,677) due to a former director of the Company.  The amount is unsecured, non-interest bearing and has no specific terms of repayment.

SEE ACCOMPANYING NOTES

Note 4

Subsequent Events

i)

By a resolution dated January 15, 2005 the Company indicated its intention to forward split its issued and outstanding common shares on a 10 for 1 basis.

                   ii)

On January 15, 2005, the Company agreed to acquire a 100% undivided interest in mineral claims located in Northwestern Ontario by the issuance of 600,000 pre-split common shares of the Company.  The vendor of these mineral claims is the President of the Company.

SEE ACCOMPANYING NOTES

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2004 reflects current assets of    $ 0 in the form of cash, and total assets of $ 0.

The Madonna Corporation will carry out its plan of business as discussed above.  We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $7,742 to pay for the preparation and filing of required reports. There is no assurance, however, that funds will be available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available.

Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

SEE ACCOMPANYING NOTES

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

Dated February 11, 2005

/S/ Thomas Charlton

     Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Secretary/Treasurer and Director