Form 10QSB
period 2005-03-31
MADONNA CORP
filed 2005-05-23
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 32445

THE MADONNA CORPORATION

 Exact name of small business issuer as specified in its charter

Colorado                                                                 98 - 0219214

(State or other jurisdiction of

I.R.S. Employer

               incorporation or organization)

Identification Number

7816 CALLA DONNA PLACE, SW, CALGARY, AB T2V 2R1 CANADA

                    (Address of principal executive office)

(403) 818-6440

Issuer's telephone number

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

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2005

(Stated in US Dollars)

(Unaudited)

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEETS

March 31, 2005 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

March 31,	June 30,
2005	2004
LIABILITIES

Current
Accounts payable and accrued liabilities	$ 15,005	$ 6,177

STOCKHOLDERS’ DEFICIENCY

Preferred stock
10,000,000	shares authorized, $0.001 par value
None issued
Common stock
100,000,000	shares authorized, $0.001 par value
11,650,000	shares issued (June 30, 2004: 565,000)	565	565
Additional paid-in capital	1,235	1,235
Deficit accumulated during the development stage	(16,805)	(7,977)

	(15,005)	(6,177)

	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2005 and 2004

and for the period January 19, 2000 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of
Three months ended	Nine months ended	Incorporation) to
March 31,	March 31,	March 31
	2005	2004	2005	2004	2005

Expenses
General and administrative	$ 2,763	$ 475	$ 8,828	$ 1,975	$ 16,805

Net loss for the period	$ (2,763)	$ (475)	$ (8,828)	$ (1,975)	$ (16,805)

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.02	$ 0.00

Weighted average number of shares Outstanding	11,92,857	565,000	565,000	565,000

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2005 and 2004

and for the period January 19, 2000 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of Incor-
Poration) to
March 31,	March 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$ (8,828)	$ (1,975)	$ (16,805)
Change in non-cash working capital balance related to Operations
Accounts payable and accrued liabilities	8,828	1,975	15,005

	-	-	(1,800)

Financing Activity
Issue of common stock	-	-	1,800

Increase (decrease) in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period January 19, 2000 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

Deficit
Accumulated
Additional	During the
Common Shares	Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.001	500,000	500	-	-	500
Issued for cash:
Common stock – at $0.02	60,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	560,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	560,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	560,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.02	5,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	565,000	565	1,235	(4,502)	(2,702)
Net loss for the period	-	-	-	(3,475)	(3,475)

Balance, June 30, 2004	565,000	565	1,235	(7,977)	(6,177)

Net loss for the period	-	-	-	(8,828)	(8,828)

Common Stock issued January 14, 2005 for claims	600,000

Common Stock issued January 15/05 re: 10-1 Forward Split	10,485,000	_________________-	___________________-	___________________-	_________________-

Balance, March 31, 2005	11,650,000	$ 565	$ 1,235	$ (16,805)	$ (15,005)

5

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2005)

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

                      The results of operations for the nine months ended March 31, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The interim financial statements have been prepared using generally accepted accounting in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At March 31, 2005, the Company has a working capital deficiency of $ $15,005 which is not sufficient to meet its planned business objectives or to fund mineral property expenditures and ongoing operations for the next twelve months.  The Company has accumulated losses of $16,805 since its commencement and has not yet achieved profitable operations.  Its ability to continue as a going concern is dependent on the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they become due.

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

Note 3

Related Party Transactions

Included in the accounts payable and accrued liabilities at March 31, 2005 is $7,742 (June 30, 2004: $2,677) due to a former director of the Company.  The amount is unsecured, non-interest bearing and has no specific terms of repayment.

On January 14, 2005, the Company agreed to acquire a 100% undivided interest in mineral claims located in Northwestern Ontario by the issuance of 600,000 common shares of the Company.  The vendor of these mineral claims is the President of the Company.

By a resolution dated January 15, 2005 the Company indicated its intention to forward split its issued and outstanding common shares on a 10 for 1 basis.

5

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

The Company has acquired an extensive block of 22 mineral claims called th4e Long Lake Project, Abrey Township, Northwestern Ontario.  Assessment work was due on all of; the claims shortly after their acquisition through an issuance of shares to our President and CEO, Thomas Charlton.  Subsequently, Mr. Charlton paid the necessary sum to keep all of the claims in good standing and no other mandatory work is due until the first quarter of 2006.  Mr. Charlton also supplied us with a thorough engineering assessment of the mineral claims that outlined a recommended course of action.  The recommendations are based on a phased exploration program that allows management, in consultation with our engineering and geological consultants, at the end of each phase of the program to determine whether to continue to the next stage.

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2005 reflects current assets of    $ 0 in the form of cash, and total assets of $ 0.

The Madonna Corporation will carry out its plan of business as discussed above.  We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of the exploration program and compliance with the continuing reporting requirements of the Securities Exchange Act. A related party has advanced the sum of $7,742 to pay for the preparation and filing of required reports.  We believe that after obtaining a listing on the OTC Bulletin Board quotation system we will be able attract additional capital to implement our exploration program. There is no assurance, however, that funds will be available and be adequate to allow us to proceed. As each step or phase of the recommended exploration program is completed and we decide to go on to the next phase the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available.

Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

5

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

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.3 Controls And Procedures

Exhibit 99.4 Certifications Of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

Exhibit 99.5 Minutes of Directors’ Meeting authorizing a exchange of shares for mineral claims and a 10-1 forward split of the registrant’s issued and outstanding stock.

Exhibit 99.6 Consulting Engineer’s Report and recommendations for exploration of claims

Ex 99.7 Consent of consulting Geologist

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION

Dated April 14, 2005

/S/ Thomas Charlton

      Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Secretary/Treasurer and Director

5