Form 10KSB
period 2005-06-30
MADONNA CORP
filed 2006-01-30
CIK 1136465

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2005

Commission File No. 0-32445

THE MADONNA CORPORATION

       COLORADO                                                                                              98-0219157

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

ID Number)

7816 CALL DONNA PLACE, SW, CALGARY, AB, CANADA                      T2V 2R1

(Address of principal executive office)                                                                 (Zip code)

Issuer’s telephone number:      (403) 818-6440

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

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of June 30, 2005:   $0.02

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

Market for the Registrant’s Common Equity and

related Stockholder  Matter..........................……………....................…….4

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

Item 12

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………...............................................................................................……. 15

 PART I

 ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

The Madonna Corporation was incorporated under the laws of the State of Colorado on January 19, 2000 and is in the early developmental and promotional stages.  From inception to January 15, 2005 our only activities were organizational ones, directed at developing its business plan and raising its initial capital.

Narrative Description of Business

Item

2

Description of Property

The Company has acquired an extensive block of 22 mineral claims called the Long Lake Project, Abrey Township, Northwestern Ontario.  Assessment work was due on all of the claims shortly after their acquisition through an issuance of shares to our President and CEO, Thomas Charlton.  Subsequently, Mr. Charlton paid the necessary sum to keep all of the claims in good standing and no other mandatory work is due until the first quarter of 2006.  Mr. Charlton also supplied us with a thorough engineering assessment of the mineral claims that outlined a recommended course of action.  The recommendations are based on a phased exploration program that allows management, in consultation with our engineering and geological consultants, at the end of each phase of the program to determine whether to continue to the next stage.

Our president provides office facilities at 7816 Calla Donna Place, SW, Calgary, Alberta.  There is no charge for the use of these facilities.  The Company maintains no other office and owns no real estate.

Item

3

Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item

4

Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item

5

Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company’s securities.

Item

6

Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources.  The Company is a development stage company and has not had any revenues to through the year ended June 30, 2005. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $36.208 for the fiscal year ending June 30, 2005.

Item

7

Financial Statements

Audited financial statements for the year ended June 30, 2005 follow.

THE MADONNA CORPORATION

(A Development Stage Company)

(Stated in US Dollars)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

The Madonna Corporation

(A Development Stage Enterprise)

We have audited the balance sheet of The Madonna Corporation (a development stage enterprise) as at June 30, 2005 and the statements of operations, changes in stockholders’ equity, and cash flows for the year June 30, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at June 30, 2005 and the results of its operations and its cash flows for the year ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

The financial statements as at June 30, 2004 and for the year then ended, and from inception of the development stage January 19, 2000 through June 30, 2004, were audited by another auditor who expressed an opinion without reservation on those statements in their report dated September 14, 2004.

Vancouver, Canada.

/s/ MacKay LLP

January 20, 2006

Chartered Accountants

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2005 and 2004

(Stated in US Dollars)

	2005	2004
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$ 19,885	$ 6,177

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
11,650,000 share issued (2004: 5,650,000)	1,165	565
Additional paid-in capital	23,135	1,235
Deficit accumulated during the development stage	(44,185)	(7,977)

	(19,885)	(6,177)

	$ -	$ -

Nature and Continuance of Operations – Note 1

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended June 30, 2005 and 2004

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2005

(Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
			June 30,
	2005	2004	2005
Expenses
General and administrative expense	$ 13,708	$ 3,475	$ 21,685
Mineral Property Costs – Note 3	22,500		22,500

Net loss for the period	$ (36,208)	$ (3,475)	$ (44,185)

Basic and diluted loss per share	$ (0.00)	$ 0.00

Weighted average number of shares outstanding	8,896,575	5,650,000

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended June 30, 2005 and 2004

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2005

(Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
			June 30,
	2005	2004	2005
Operating Activities
Net loss for the period	$ (36,208)	$ (3,475)	$ (44,185)
Items not involving cash:
Services paid by issuance of shares	-	-	500
Mineral claims cost, paid by issuance of shares	22,500	-	22,500
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	13,708	3,475	19,885

	-	-	(1,300)

Financing Activity
Issue of common stock	-	-	1,300

Change in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 19, 2000 (Date of Incorporation) to June 30, 2005

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.0001	5,000,000	500	-	-	500
Issued for cash:
Common stock – at $0.002	600,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	5,600,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	5,600,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	5,600,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.002	50,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	5,650,000	565	1,235	(4,502)	(2,702)
Net loss for the year	-	-	-	(3,475)	(3,475)

Balance, June 30, 2004	5,650,000	565	1,235	(7,977)	(6,177)

Issued for mineral claims acquisition at $0.00375, January 14, 2005	6,000,000	600	21,900	-	22,500
Net Loss for the year	-	-	-	(36,208)	(36,208)

Balance June 30, 2005	11,650,000	$ 1,165	$ 23,135	$ (44,185)	$ (19,885)

The common stock stated has been retroactively restated to reflect the 10 for 1 forward stock split, effective by resolution of the board of directors on January 5, 2005.  In addition, the par value of the common stock has been retroactively restated to reflect a change in par value from $0.001 per share to $0.0001 per share.

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

Note 1 - Nature and Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $19,885 as of June 30, 2005 and has accumulated a deficit of $44,185 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company has historically satisfied its capital needs primarily by issuing equity securities and funds advanced to the Company by related parties.  Management plans to continue to provide for its capital needs during the year ended June 30, 2006 by the issuance of common stock and advances from related parties.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Colorado, United States of America on January 19, 2000.  The Company has elected a year end of June 30.

Note 2 - Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

June 30, 2005 and 2004

(Stated in US Dollars)

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

Basic Loss Per Share

In accordance with FAS No. 128, “Earnings Per Share’, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2005, the Company had no stock equivalents that were anti dilutive and excluded in the loss per share computation.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Financial Instruments

The carrying value of the Company’s financial instruments consisting of accounts payable and accrued liabilities approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

Note 3 – Mineral Property Costs

By an agreement dated January14, 2005 the Company acquired from the President of the Company a 100% interest in 22 mineral claims located in the Thunder Bay Mining District, Abrey Township, Ontario Canada in consideration of 6,000,000 post forward split common shares of the Company.  These shares were valued at $0.00375 for total consideration of $22,500, being the predecessor cost of the claims incurred by the President.  These claims expired in January and March 2005 and there is no continuing commitment.

Note 4 - Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

June 30,	2005	2004

Non-capital loss carry-forwards	$ 3,253	$ 1,197
Mineral property costs	3,375	-

Less: valuation allowance	(6,628)	(1,197)

Balance	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided for in these financial statements due to the net loss.  At June 30, 2005 the Company has net operating loss carryforwards, which expire commencing in 2020, totaling approximately $21,000, the benefit of which has not been recorded in the financial statements.

Note 5 - Related Party Transaction

During fiscal 2005 the Company acquired 22 mineral claims from the President of the Company as disclosed in note 3.

Included in accounts payable and accrued liabilities at June 30, 2005 is $16,385 (2004 - $2,677) due to a Director and a former Director of the Company.  These amounts arose due to expenses paid on behalf of the Company and are unsecured, non-interest bearing and have no specific terms for repayment, fair value can not be reliably determined.

THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

Note 6 – Subsequent Events

Subsequent to June 30, 2005 a shareholder and former Director of the Company returned 3,500,000 common shares to treasury for no consideration.

9

PART III

ITEM

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name                                 Age

Position                               Period of Service

Thomas J. Charlton

50

President

            Officer and director since

            May 19, 2004

Lance R. Larsen

47

Secretary/Treasurer

      Officer and director since

June 1, 2003

The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified.  There is no family relationship between and executive officer and director of the Company.

Business Experience.

Thomas J. Charlton, President

In 1986 Mr. Charlton received his Bachelor of Commerce Degree with a major in Finance from the University of Calgary.

From 1986 to 1989 Mr. Charlton was responsible for the management, marketing and operation of 26 retail outlets for Husky Oil Ltd.

From 1989 to 1993, Mr. Charlton owned, developed and leased real estate in the Calgary marketplace.

From 1993 to 1994, Mr. Charlton founded and was Secretary-Treasurer and Director of AVVA Light Corporation, a publicly traded company on the Toronto Venture Exchange.  In 1994, he became President and CEO of AVVA Light Corporation. In 1994, Mr. Charlton became Chairman of AVVA Light Corporation and left the operations.

In 1994, Mr. Charlton Founded and was President of Samson Healthcare Corp. a publicly traded company that reached sales of 7 million dollars. In 2001, Samson sold its operations.

In 2003, Mr. Charlton returned to AVVA Light Corporation as Interim President to re-organize the corporation. During this period AVVA merged with Carmanah Technologies Inc., a publicly traded company on the Toronto Venture Exchange. The Corporation’s revenue’s are now approximately 14 million dollars per year.

In April of 2004, Mr. Charlton left AVVA and now provides business consulting services.

In January 2005 Mr. Charlton became a director and president of the registrant.

Lance Larsen, Secretary

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

Item

10

Executive Compensation

During the year ended June30, 2005, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item

11

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information, as of June 30, 2005 of persons known to the Company as being the beneficial owner of over 5% of the Company’s Common Stock.

Title

           Name and Address of

            Amount and Nature

Percent of

           Owner

            of Ownership

            Ownership

Common

Thomas J. Charlton

6,000,000

73.62

7816 Calla Donna Place, SW

Calgary, AB T2V  2R1

Common

Inge Kerster

1,500,000

18.40

1630 York Street

New York, NY 10028

Item

12

Certain Relationships and Related Transactions

None

Item

13

Exhibits and Reports on Form 8-K

Subsequent to the period covered by this report the registrant dismissed its independent auditors, Amisano Hansen on November 30, 2005.

A report on Form 8K reporting the dismissal of the registrant’s independent auditor and the appointment of a new independent auditor was filed December 5, 2005.  A copy of the Form 8K is attached to this document as Exhibit 99.5

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

THE MADONNA CORPORATION

By: /S/   Thomas J. Charlton

               Thomas J. Charlton, Director and President

     /S/   Lance R. Larsen

Lance R. Larsen, Director and Chief Financial Officer

January 30,2006

10