Form 10QSB
period 2005-09-30
MADONNA CORP
filed 2006-01-31
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2005

 (Unaudited)

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

September 30, 2005 and 2004

(Stated in US Dollars)

	2005	2004
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 19,885	$ 12,242

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
11,650,000 share issued (2004: 5,650,000)	1,165	565
Additional paid-in capital	23,135	1,235
Deficit accumulated during the development stage	(44,185)	(14,042)

	(19,885)	(12,242)

	$ -	$ -

SEE ATTAHED NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three month periods ended September 30, 2005 and 2004 and for the period January 19, 2000 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

			January 19, 2000
			(Inception)
			to
			September 30,
	2005	2004	2005
Expenses
General and administrative expense	$ 0	$ 6,065	$ 21,685
Mineral Property Costs – Note 3			22,500

Net loss for the period	$ (0)	$ (6,065)	$ (44,185)

Basic and diluted loss per share	$ (0.00)	$ 0.00

Weighted average number of shares outstanding	8,896,575	565,000

SEE ATTACHED NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the three month periods ended September 30, 2005 and 2004 and for the period January 19, 2000 (Date of Incorporation) to September 30, 2005

(Stated in US Dollars)

			January 19, 2000
			(Inception)
			to
			September 30,
	2005	2004	2005
Operating Activities
Net loss for the period	$ (0)	$ (6,065)	$ (44,185)
Items not involving cash:
Services paid by issuance of shares	-	-	500
Mineral claims cost, paid by issuance of shares	0	-	22,500
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	0	6,065	19,885

	-	-	(1,300)

Financing Activity
Issue of common stock	-	-	1,300

Change in cash during the period	-	-	-

Cash, beginning of the period	-	-	-

Cash, end of the period	$ -	$ -	$ -

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ATTACHED NOTES

 THE MADONNA CORPORATION

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2004

 (Unaudited)

Note 1

Interim Reporting

While the information is presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2005 annual financial statements.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At September 30, 2005, the Company has a working capital deficiency of $19,885, has yet to achieve profitable operations and has accumulated losses of $44,185 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transaction

Included in accounts payable and accrued liabilities at September 30, 2005 is $19,885due to a current and former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4

Other Events

On September 1 2005 a shareholder and former Director of the Company returned 3,500,000 common shares to treasury for no consideration.

Note 5

On November 30, 2005, the registrant’s independent auditors, Amisano Hanson, Chartered Accountants were dismissed.  There are not now, nor have there ever been any disagreements with Amisano Hanson regarding any accounting or financial disclosure matters. A copy of the Report on Form 8K was filed December 5, 2005. and is attached to this report as Exhibit 99.6.

A copy of the Report on Form 8K was filed December 5, 2005. and is attached to this report as Exhibit 99.6.

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

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending June 30, 2005 reflects current assets of  $ 0 in the form of cash, and total assets of $ 0.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 6.

Exhibits and Reports on Form 8K

On November 30, 2005, the registrant’s independent auditors, Amisano Hanson, Chartered Accountants were dismissed.  There are not now, nor have there ever been any disagreements with Amisano Hanson regarding any accounting or financial disclosure matters. A copy of the Report on Form 8K was filed December 5, 2005. and is attached to this report as Exhibit 99.5.

On September 1 2005, a former director and majority shareholder returned 3,500,000 shares of the registrant for cancellation.  A report of Form 8K was filed on September 15, 2005 and is attached to this report as Exhibit 99.6

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

Report on Form 8K

Exhibit 99.6

Report on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION

Dated January 31, 2006

/S/ Thomas Charlton

      Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Secretary/Treasurer, Director and

     Chief Accounting Officer