Form 10QSB
period 2005-12-31
MADONNA CORP
filed 2006-02-15
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 8,150,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2005

 (Unaudited)

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

December 31, 2005 and June 30,2005

(Stated in US Dollars)

	DECEMBER 31, 2005	JUNE 30, 2005
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 19,885	$ 19,885

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
11,650,000 share issued (2004: 5,650,000)	1,165	565
Additional paid-in capital	23,135	1,235
Deficit accumulated during the development stage	(44,185)	(44,185)

	(19,885)	(19,885)

	$ -	$ -

SEE ATTACHED NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six month periods ended December 31, 2005 and 2004 and for the period January 19, 2000 (Inception) to December 31, 2005

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of
	Three months ended		Six months ended		Incorporation) to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2004

Expenses
General and administrative	$ 0	$ 2,763	$ 0	$ 8,828	$ 16,805

Net loss for the period	$ (0)	$ (2,763)	$ (0)	$ (8,828)	$ (16,805)

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of shares outstanding	2,141,666	565,000	2,141,666	565,000

SEE ATTACHED NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three month and six month periods ended December 31, 2005 and 2004 and for the period January 19, 2000 (Date of Incorporation) to December 31, 2005

(Stated in US Dollars)

(Unaudited)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004	January19, 2000 (Inception) to December 31, 2005

Operating Activities
Net Loss for the period	$( -)	$(2,763)	$( -)	$(8,828)	$ 44,185
Items not involving cash Services paid by issuance of shares	-	-	-	-	500
Cost of Mineral claims paid by issuance of shares	-	-	-	-	22,500

Change in non-cash working capital Balance related to operations
Accounts Payable and accrued Liabilities	-	2,763	-	8,828	19,885
	-	-	-	-	(1,300)

Financing Activity Issue of Common Stock	-	-	-	-	1,300

Change in cash during period	-	-	-	-	-

Cash – beginning of period	-	-	-	-	-

Cash – end of period	$ -	$ -	$ -	$ -	$ -

SEE ATTACHED NOTES

 THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 19, 2000 (Inception) to December 31, 2005

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.0001	5,000,000	500	-	-	500
Issued for cash:
Common stock – at $0.002	600,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)
Balance, June 30, 2000	5,600,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)
Balance, June 30, 2001	5,600,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)
Balance, June 30, 2002	5,600,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.002	50,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)
Balance, June 30, 2003	5,650,000	565	1,235	(4,502)	(2,702)
Net loss for the year	-	-	-	(3,475)	(3,475)
Balance, June 30, 2004	5,650,000	565	1,235	(7,977)	(6,177)

Issued for mineral claims at $0.00375, January 14, 2005	6,000,000	600	21,900	-	22,500
Net Loss for the year	-	-	-	(36,208)	(36,208)
Balance June 30, 2005	11,650,000	1,165	23,135	(44,185)	(19,885)
Cancelled September 1, 2005	(3,500,000)	-	-	-	-

Balance December 31, 2005	8,150,000	$ 1,165	$ 23,135	$ (44,185)	$ (19,885)

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

December 31, 2005

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

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2005, the Company has a working capital deficiency of $19,885, has yet to achieve profitable operations and has accumulated losses of $44,185 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3

Related Party Transaction

Included in accounts payable and accrued liabilities at December 31, 2005 is $19,885due to a current and former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

On January 15, 2005 the registrant’s Board of Directors unanimously passed a resolution to affect a ten to one forward split of the registrant’s common stock.

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