Form 10KSB/A
period 2005-06-30
MADONNA CORP
filed 2006-03-30
CIK 1136465

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

7816 CALLA DONNA PLACE, SW, CALGARY, AB, CANADA                      T2V 2R1

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

Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  11,650,000 shares common stock.  This Form 10-KSB consists of 38 pages.

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

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………...............................................................................................……. 15

 PART I

 ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

The Madonna Corporation was incorporated under the laws of the State of Colorado on January 19, 2000 and is in the early developmental and promotional stages.  From inception to January 15, 2005 our only activities were organizational ones, directed at developing its business plan and raising its initial capital.  On January 15, 2005 we became a natural resource exploration company.

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

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $44185.00 for the fiscal year ending June 30, 2005.

Item

7

Financial Statements

Audited financial statements for the year ended June 30, 2005 and 2004 follow.

THE MADONNA CORPORATION

(A Development Stage Company)

(Stated in US Dollars)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

The Madonna Corporation

(A Development Stage Enterprise)

We have audited the balance sheets of The Madonna Corporation (a development stage enterprise) as at June 30, 2005 and 2004 and the statements of operations, changes in stockholders’ equity, and cash flows for the years June 30, 2005 and 2004 and the period from inception of the development stage January 19, 2000 through June 30, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as at June 30, 2004 and for the year then ended, and from inception of the development stage January 19, 2000 through June 30, 2004, were audited by another auditor who expressed an opinion without reservation on those statements in their report dated September 14, 2004.

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

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at June 30, 2005 and 2004 and the results of its operations and its cash flows for the year ended June 30, 2005 and 2004 and the period ended from January 19, 2000 through June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

“Amisano Hanson”

Amisano Hanson

Vancouver, Canada
September 14, 2004	Chartered Accountants

SEE ACCOMPANYING NOTES

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

SEE ACCOMPANYING NOTES

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

SEE ACCOMPANYING NOTES

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

Financial Instrument

The carrying value of the Company’s financial instrument consisting of accounts payable and accrued liabilities approximate its carrying value due to the short-term maturity of such instrument.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

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

SEE ACCOMPANYING NOTES

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 30, 2005, by board resolution, the registrant’s independent auditors, Amisano Hanson, Chartered Accountants were dismissed.  Amisano Hanson in both their June 30, 2003 and June 30, 2004 Independent Auditor’s report qualified their report as to the viability of the registrant as a going concern as follows:

“The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty”.

A copy of the letter from Amisano Hanson is attached to this report as Exhibit 16:1

MacKay, LLP Chartered Accountants has been appointed the registrant’s new independent auditor as of December 1, 2005.

The registrant has not consulted with MacKay, LLP on any accounting matters prior to its engagement.

Item 8.

 Controls and Procedures

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal accounting officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal

SEE ACCOMPANYING NOTES

PART III

ITEM

9

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name                                 Age

Position                               Period of Service

Thomas J. Charlton

50

President

            Officer and director since

            May 19, 2004

Lance R. Larsen

45

Secretary/Treasurer

      Officer and director since

June 1, 2003

The Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified.  There is no family relationship between the executive officer and director of the Company.

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

51.50

7816 Calla Donna Place, SW

Calgary, AB T2V  2R1

Common

Inge Kerster

5,000,000

42.92

1630 York Street

New York, NY 10028

Item

12

Certain Relationships and Related Transactions

None

Item

13

Exhibits and Reports on Form 8-K

Subsequent to the period covered by this report the registrant dismissed its independent auditors, Amisano Hansen on November 10, 2005.

A report on Form 8K reporting the dismissal of the registrant’s independent auditor and the appointment of a new independent auditor was filed December 5, 2005.  A copy of the Form 8K is attached to this document as Exhibit 99.5

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certifications of CEO  pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 32.2             Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section                      906 of the Sarbanes-Oxley Act of 2001.

Exhibit 99.5 REPORT ON FORM 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MADONNA CORPORATION

By: s/s   Thomas J. Charlton

              Thomas J. Charlton, Director and President

/s/   Lance R. Larsen

       Lance R. Larsen, Director and Chief Financial Officer

March 30, 2006