Form 10QSB/A
period 2005-09-30
MADONNA CORP
filed 2006-03-31
CIK 1136465

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

September 30, 2005

 (Unaudited)

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

September 30, 2005 and 2004

(Stated in US Dollars)

2005	2004
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 19,885	$ 12,242

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
8,150,000 share issued (2004: 5,650,000)	1,165	565
Additional paid-in capital	23,135	1,235
Deficit accumulated during the development stage	(44,185)	(14,042)

	(19,885)	(12,242)

	$ -	$ -

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

Note 3

Related Party Transaction

Included in accounts payable and accrued liabilities at September 30, 2005 is $19,885 due to a current and former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4

Other Events

On September 1 2005 a shareholder and former Director of the Company returned 3,500,000 common shares to treasury for no consideration.

Note 5

      By resolution by the Board of Directors, on November 30, 2005, the registrant’s independent auditors, Amisano Hanson, Chartered Accountants were dismissed.  There are not now, nor have there ever been any disagreements with Amisano Hanson regarding any accounting or financial disclosure matters. A copy of the Report on Form 8K was filed December 5, 2005. and is attached to this report as Exhibit 99.5.

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

Item 3. Controls and Procedures

CONTROLS AND PROCEDURES.

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

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal accounting officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 6.

Exhibits and Reports on Form 8K

 By resolution of the Board of Directors, on November 30, 2005, the registrant’s independent auditors, Amisano Hanson, Chartered Accountants were dismissed.  There are not now, nor have there ever been any disagreements with Amisano Hanson regarding any accounting or financial disclosure matters. A copy of the Report on Form 8K was filed December 5, 2005. and is attached to this report as Exhibit 99.5.

On September 1 2005, a former director and majority shareholder returned 3,500,000 shares of the registrant for cancellation.  A report of Form 8K was filed on September 15, 2005 and is attached to this report as Exhibit 99.5

Exhibit 31.1

        Certification Of Chief Executive Officer

Exhibit 31.2            Certification of Chief Accounting Officer

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.5

Report on Form 8K/A

Exhibit 99.6

Report on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION

Dated  March 31, 2006

/S/ Thomas Charlton

      Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Secretary/Treasurer, Director and

     Chief Accounting Officer