Form 10QSB/A
period 2005-12-31
MADONNA CORP
filed 2006-03-31
CIK 1136465

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

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of
Three months ended	Six months ended	Incorporation) to
December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005

Expenses
General and administrative	$ 0	$ 2,763	$ 0	$ 8,828	$ 16,805

Net loss for the period	$ (0)	$ (2,763)	$ (0)	$ (8,828)	$ (16,805)

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of shares outstanding	2,141,666	565,000	2,141,666	565,000

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

ITEM 3  CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls.

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

Exhibit  31.1

Certification of Principal Executive Officer

Exhibit  31.2

Certification of Principal Accounting Officer

Exhibit  32.1

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