Form 10QSB
period 2006-03-31
MADONNA CORP
filed 2006-05-15
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

 (Unaudited)

THE MADONNA CORPORATION

(A Development Stage Company)

BALANCE SHEETS

March 31, 2006 and June 30,2005

(Stated in US Dollars)

	MARCH 31, 2006	JUNE 30, 2005
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 19,885	$ 19,885

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
8,150,000 share issued (2004: 5,650,000)	1,165	565
Additional paid-in capital	23,135	1,235
Deficit accumulated during the development stage	(44,185)	(44,185)

	(19,885)	(19,885)

	$ -	$ -

SEE ATTACHED NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine month periods ended March 31, 2005 and 2004 and for the period January 19, 2000 (Inception) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

January 19, 2000
(Date of
	Three months ended		Six months ended		Incorporation) to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Expenses
General and administrative	$ 0	$ 2,763	$ 0	$ 8,828	$ 16,805

Net loss for the period	$ (0)	$ (2,763)	$ (0)	$ (8,828)	$ (16,805)

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of shares outstanding	5,736,667	565,292	5,736,667	565,000

SEE ATTACHED NOTES

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three and nine month periods ended March 31, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to March 31, 2006

(Stated in US Dollars)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005	January19, 2000 (Inception) to March 31, 2006

Operating Activities
Net Loss for the period	$( -)	$(32,997)	$( -)	$(8,828)	$ (44,185)
Items not involving cash Services paid by issuance of shares	-	-	-	-	500
Cost of Mineral claims paid by issuance of shares	-	22,500	-	-	22,500
		(10,447)	-	-	(21,185)
Change in non-cash working capital Balance related to operations

Accounts Payable and accrued Liabilities	-	10,447	-	8,828	21,185
	-	-	-	-	(1,300)

Financing Activity Issue of Common Stock	-	-	-	-	-

Change in cash during period	-	-	-	-	-

Cash – beginning of period	-	-	-	-	-

Cash – end of period	$ -	$ -	$ -	$ -	$ -

SEE ATTACHED NOTES

 THE MADONNA CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 19, 2000 (Inception) to March 31, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.0001	5,000,000	500	-	-	500
Issued for cash:
Common stock – at $0.002	600,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)
Balance, June 30, 2000	5,600,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)
Balance, June 30, 2001	5,600,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)
Balance, June 30, 2002	5,600,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.002	50,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)
Balance, June 30, 2003	5,650,000	565	1,235	(4,502)	(2,702)
Net loss for the year	-	-	-	(3,475)	(3,475)
Balance, June 30, 2004	5,650,000	565	1,235	(7,977)	(6,177)

Issued for mineral claims at $0.00375, January 14, 2005	6,000,000	600	21,900	-	22,500
Net Loss for the year	-	-	-	(36,208)	(36,208)
Balance June 30, 2005	11,650,000	1,165	23,135	(44,185)	(19,885)
Cancelled September 1, 2005	(3,500,000)	-	-	-	-

Balance March 31, 2006	8,150,000	$ 1,165	$ 23,135	$ (44,185)	$ (19,885)

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

March 31, 2006

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

Note 2

Related Party Transaction

Included in accounts payable and accrued liabilities at March 31, 2006 is $21,185 due to a current and former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 3

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

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 6.

Exhibits and Reports on Form 8K

Exhibit  31.1

Certification of Principal Executive Officer

Exhibit  31.2

Certification of Principal Financial Officer

Exhibit  32.1

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

Dated May 8, 2006

/S/ Thomas Charlton

      Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Secretary/Treasurer, Director and

     Chief Accounting Officer