Form 10KSB/A
period 2005-06-30
MADONNA CORP
filed 2006-05-18
CIK 1136465

Unknown;

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

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $36,208 for the fiscal year ending June 30, 2005.

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 Subsequent to this report, on November 30, 2005, by board resolution, the registrant’s independent auditors, Amisano Hanson, Chartered Accountants were dismissed.  Amisano Hanson in both their June 30, 2003 and June 30, 2004 Independent Auditor’s report qualified their report as to the viability of the registrant as a going concern as follows:

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

A report on Form 8K reporting the dismissal of the registrant’s independent auditor and the appointment of a new independent auditor was filed December 5, 2005.  A copy of the Form 8K is attached to this document as Exhibit 99.5

Item

14

Principal Accountant Fees and Services

Auditing fees paid for the fiscal year ended June 30, 2005 were $3,820.  For the fiscal year ended June 30, 2004 the fees paid to our previous Principal Accountants amounted to $3,870.

Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications of CEO pursuant to section 906 of the Sarbanes-Oxley Act Exhibit 32.2 Certifications of CEO pursuant to section 906 of the Sarbanes-Oxley Act

Exhibit 99.1 REPORT ON FORM 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MADONNA CORPORATION

By: s/s   Thomas J. Charlton

              Thomas J. Charlton, Director and President

May 15, 2006

/s/   Lance R. Larsen

       Lance R. Larsen, Director and Chief Financial Officer        May 15, 2006

Endnotes