Form 10QSB/A
period 2005-09-30
MADONNA CORP
filed 2006-05-18
CIK 1136465

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

1

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

 (Unaudited)

1

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

1

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

1

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

1

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

1

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

On September 1 2005, a former director and majority shareholder returned 3,500,000 shares of the registrant for cancellation.  A report of Form 8K was filed on September 15, 2005 and is attached to this report as Exhibit 99.6

Exhibit 31.1

        Certification Of Chief Executive Officer

Exhibit 31.2            Certification of Chief Financial Officer

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 99.1

Report on Form 8K/A

Exhibit 99.2

Report on Form 8K

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION

Dated  May 15, 2006

/S/ Thomas Charlton

      Thomas Charlton, President and Director

/S/ Lance R. Larsen

     Lance R. Larsen, Director and Chief Financial Officer

1