Form 10KSB/A
period 2005-06-30
IC2E International Inc.
filed 2006-08-09
CIK 1136465

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

(Stated in US Dollars)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

The Madonna Corporation

(A Development Stage Enterprise)

We have audited the balance sheets of The Madonna Corporation (a development stage enterprise) as at June 30, 2005 and the statements of operations, changes in stockholders’ equity, and cash flows for the years June 30, 2005 and the period from inception of the development stage January 19, 2000 through June 30, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as at June 30, 2004 and for the year then ended, and from inception of the development stage January 19, 2000 through June 30, 2004, were audited by another auditor who expressed an opinion without reservation on those statements in their report dated September 14, 2004.

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

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at June 30, 2005 and the results of its operations and its cash flows for the year ended June 30, 2005 and the period ended from January 19, 2000 through June 30, 2005 in conformity with U.S. generally accepted accounting principles.

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

SEE ACCOMPANYING NOTES