Form 10KSB
period 2006-06-30
IC2E International Inc.
filed 2006-12-15
CIK 1136465

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2006

Commission File No. 0-32445

IC2E INTERNATIONAL, INC.

(FORMERLY THE MADONNA CORPORATION)

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

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of June 30, 2006:   $0.02

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

1

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

1

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

Item

4

Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

Item

5

Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company’s securities.

Item

6

Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources.  The Company is a development stage company and has not had any revenues to through the year ended June 30, 2006. Additional capital is needed to continue or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations.  The Company is a development stage company that generated no revenue during the past year.  The Company accumulated a deficit of approximately $36,208 for the fiscal year ending June 30, 2006.

Item

7

Financial Statements

Audited financial statements for the year ended June 30, 2006 and 2005 follow.

IC2E INTERNATIONAL INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

FINANCIAL STATEMENTS

(Stated in US Dollars)

JUNE 30, 2006 AND 2005

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

IC2E International Inc.

(formerly: The Madonna Corporation)

(A Development Stage Enterprise)

We have audited the balance sheets of IC2E International Inc. (formerly: The Madonna Corporation) (a development stage enterprise) as at June 30, 2006 and 2005 and the statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended June 30, 2006 and 2005 and the period from inception of the development stage January 19, 2000 through June 30, 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements as from inception of the development stage January 19, 2000 through June 30, 2004, were audited by another auditor who expressed an opinion without reservation on those statements in their report dated September 14, 2004.

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

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at June 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 and the period from January 19, 2000 through June 30, 2006 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada.

November 2, 2006

Chartered Accountants

The accompanying notes are an integral part of these financial statements.

IC2E INTERNATIONAL INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

BALANCE SHEETS

June 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005
ASSETS

Current
Cash	$ 9,791	$ -

Total Current Assets	$ 9,791	$ -

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 4,788	$ 3,500
Related party liabilities (Note 4)	20,066	16,385

Total Current Liabilities	$ 24,854	$ 19,885

STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.001 par value, voting none issued
Common stock
100,000,000 shares authorized, $0.0001 par value, voting
8,160,000 share issued (2005: 11,650,000)	816	1,165
Additional paid-in capital	33,484	23,135
Deficit accumulated during the development stage	(49,363)	(44,185)

	(15,063)	(19,885)

	$ 9,791	$ -

The accompanying notes are an integral part of these financial statements.

IC2E INTERNATIONAL INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended June 30, 2006 and 2005

and for the period January 19, 2000 (Date of Incorporation) to June 30, 2006

(Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
			June 30,
	2006	2005	2006
Expenses
Mineral Property Costs	$ -	$ 22,500	$ 22,500
General and administrative expense	5,005	13,708	26,690
Exchange Loss	173	-	173

Net loss for the period	$ (5,178)	$ (36,208)	$ (49,363)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,745,781	8,896,575

The accompanying notes are an integral part of these financial statements.

IC2E INTERNATIONAL INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

for the years ended June 30, 2006 and 2005

and for the period January 19,2000 (Date of Incorporation) to June 30, 2006

(Stated in US Dollars)

			January 19, 2000
			(Date of Incor-
			poration) to
			June 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$ (5,178)	$ (36,208)	$ (49,363)
Items not involving cash:
Services paid by issuance of shares	-	-	500
Mineral claims cost, paid by issuance of shares	-	22,500	22,500
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	1,288	13,708	4,788
Related party liabilities	3,681	-	20,066

	(209)	-	(1,509)

Investing Activity	-	-	-

Financing Activity
Issue of common stock	10,000	-	11,300

Change in cash during the period	9,791	-	9,791

Cash, beginning of the period	-	-	-

Cash, end of the period	$ 9,791	$ -	$ 9,791

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

IC2E INTERNATIONAL INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period January 19, 2000 (Date of Incorporation) to June 30, 2006

(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, January 19, 2000 (Date of Incorporation)	-	$ -	$ -	$ -	$ -
Issued for services – at $0.0001	5,000,000	500	-	-	500
Issued for cash:
Common stock – at $0.002	600,000	60	1,140	-	1,200
Net loss for the period	-	-	-	(912)	(912)

Balance, June 30, 2000	5,600,000	560	1,140	(912)	788
Net loss for the year	-	-	-	(685)	(685)

Balance, June 30, 2001	5,600,000	560	1,140	(1,597)	103
Net loss for the year	-	-	-	(718)	(718)

Balance, June 30, 2002	5,600,000	560	1,140	(2,315)	(615)
Issued for cash:
Common stock – at $0.002	50,000	5	95	-	100
Net loss for the year	-	-	-	(2,187)	(2,187)

Balance, June 30, 2003	5,650,000	565	1,235	(4,502)	(2,702)
Net loss for the year	-	-	-	(3,475)	(3,475)

Balance, June 30, 2004	5,650,000	565	1,235	(7,977)	(6,177)

Issued for mineral claims acquisition at $0.00375, January 14, 2005	6,000,000	600	21,900	-	22,500
Net Loss for the year	-	-	-	(36,208)	(36,208)

Balance June 30, 2005	11,650,000	1,165	23,135	(44,185)	(19,885)

Shares cancelled Sept 1, 2005	(3,500,000)	(350)	350	-	-
Issued for cash - at $1.00, May 15, 2006	10,000	1	9,999	-	10,000
Net Loss for the year	-	-	-	(5,178)	(5,178)

Balance June 30, 2006	8,160,000	$ 816	$ 33,484	$ (49,363)	$ (15,063)

The common stock stated has been retroactively restated to reflect the 10 for 1 forward stock split, effective by resolution of the board of directors on January 5, 2005.  In addition, the par value of the common stock has been retroactively restated to reflect a change in par value from $0.001 per share to $0.0001 per share.  On September 15, 2005, a former Director of the Company returned 3,500,000 shares to treasury for no consideration.

IC2E INTERNATIONAL INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Stated in US Dollars)

Note 1 - Nature and Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $15,063 as of June 30, 2006 and has accumulated a deficit of $49,363 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The Company has historically satisfied its capital needs primarily by issuing equity securities and funds advanced to the Company by related parties.  Management plans to continue to provide for its capital needs during the year ended June 30, 2007 by the issuance of common stock and advances from related parties.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The accompanying notes are an integral part of these financial statements.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the FAS No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in Other Items on the Statement of Operations.

Basic Loss Per Share

In accordance with FAS No. 128, “Earnings Per Share’, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

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

Financial Instruments

The carrying value of the Company’s financial instruments consisting of accounts payable and accrued liabilities and related party liabilities approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The accompanying notes are an integral part of these financial statements.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 - Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

June 30,	2006	2005

Non-capital loss carry-forwards	$ 4,482	$ 3,253
Mineral property costs	3,375	3,375

Less: valuation allowance	(7,857)	(6,628)

Balance	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No provision for income taxes has been provided for in these financial statements due to the net loss.  At June 30, 2006 the Company has net operating loss carryforwards, which expire commencing in 2020, totaling approximately $22,000, the benefit of which has not been recorded in the financial statements.

Note 4 - Related Party Transaction

Included in current liabilities at June 30, 2006 is $20,066 (2005 - $16,385) due to a Director and a former Director of the Company.  These amounts arose due to expenses paid on behalf of the Company and are unsecured, non-interest bearing and have no specific terms for repayment; accordingly, fair value can not be reliably determined.

A former Director of the Company returned 3,500,000 shares to treasury for no consideration.

The accompanying notes are an integral part of these financial statements.

Note 5 – Subsequent Events

Subsequent to June 30, 2006 the Company changed its legal name to IC2E International Inc.

Subsequent to June 30th, 2006 the following Class “A” common shares have been allotted, but not issued:

     Date

Shares

Cost

  Total

July 2, 2006

200,000

$1.00

$200,000

July 27, 2006

  15,000

$1.00

$  15,000

Sept 22, 2006

    8,000

$1.00

$    8,000

Sept 29, 2006

    5,000

$1.00

$    5,000

Total

228,000

$228,000

The accompanying notes are an integral part of these financial statements.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

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

Mr. Charlton is also president and CEO of IC2E, Inc. an Alberta Canada corporation involved in development and marketing of medical software.

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

Item

10

Executive Compensation

During the year ended June30, 2006, the officers of the Company received no salary or benefits.  At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item

11

Security Ownership of Certain Beneficial Owners And Management

The following table sets forth information, as of June 30, 2006 of persons known to the Company as being the beneficial owner of over 5% of the Company’s Common Stock.

Title

           Name and Address of

            Amount and Nature

Percent of

           Owner

            of Ownership

            Ownership

Common

Thomas J. Charlton

6,000,000

73.62

7816 Calla Donna Place, SW

Calgary, AB T2V  2R1

Item

12

Certain Relationships and Related Transactions

Thomas Charlton, president and CEO of the Madonna Corporation has assumed the duties and title of CEO of  IC2E, Inc. an Alberta, Canada corporation engaged in the development and marketing of medical software.  During the 45 days preceding the date of this report, Mr. Charlton has been engaged in discussions with the other board members of IC2E, Inc. with the view of a share exchange whereby The Madonna Corporation would change its name to IC2E or some variant of that name and take over the Alberta corporation.  There is no Letter of Intent or any other commitment from either side in place and it has been agreed that if and when any such agreement or commitment should take place, it would require over 90% endorsement by the shareholders of IC2E, Inc.

Item

13

Exhibits and Reports on Form 8-K

Item

14

Principal Accountant Fees and Services

Auditing fees paid for the fiscal year ended June 30, 2006 were $4,230.  For the fiscal year ended June 30, 2005 the fees paid to our Principal Accountants amounted to $4,235.

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Certifications of CEO pursuant to section 906 of the Sarbanes-Oxley Act

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

December 14, 2006

The accompanying notes are an integral part of these financial statements.