Form 10QSB
period 2006-09-30
IC2E International Inc.
filed 2007-03-21
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE

EXCHANGE ACT

Commission file Number 0 - 32445

IC2E INTERNATIONAL, INC.

(Formerly The Madonna Corporation)

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

Item 1.

THE MADONNA CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

 (Unaudited)

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2006 and June 30, 2006

      September 30           June 30

ASSETS	2006	2006
Current Assets
Cash and cash equivalents	$ 200,816	$ 9,791
Total Current Assets	$ 200,816	$ 9,791
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 23,566	$ 24,854
Total Current Liabilities	23,566	24,854
STOCKHOLDERS’ DEFICIENCY
Preferred stock
10,000,000 shares authorized, $0.0001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
8,380,000 shares issued (June 302006:8,160,000)	838	816
Additional paid-in capital	248,462	33,484
Deficit accumulated during the development stage	(72,050)	(49,363)

Total Equity	177,250	(15,063)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 200,816	$ 9,791

SEE ATTACHED NOTES

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the three month periods ended September 30, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to September 30, 2006

(Stated in US Dollars)

			January 19, 2000
			(Inception)
			to
			September 30,
	2006	2005	2006
Expenses
General and administrative expense	$ 22,634	$ 0	$ 49,324
Mineral Property Costs – Note 3 Exchange Gain/Loss	53	0	22,500 226
Net loss for the period	$ (22,687)	$ 0	$ (72,050)

Basic and diluted loss per share	$ (0.00)	$ 0.00

Weighted average number of shares outstanding	8,221,250	8,896,575

SEE ATTACHED NOTES

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the three month periods ended September 30, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to September 30, 2006

			January 19, 2000
			(Inception)
			to
			September 30,
	2006	2005	2006
Operating Activities
Net loss for the period	$ (22,687)	$ (0)	$ (72,050)
Items not involving cash:
Services paid by issuance of shares	0	0	500
Mineral claims cost, paid by issuance of shares	0	-	22,500
Change in non-cash working capital balance related to operations
Accounts payable and accrued liabilities	(1,288)	0	23,566
Net Cash Provided by Operating Activities	(23,975)	0	(25,484)

Financing Activity
Issue of common stock	215,000	0	226,300
Change in cash during the period	191,025	0	200,816

Cash, beginning of the period	9,791	0	0

Cash, end of the period	$ 200,816	$ 0	$ 200,816

SEE ATTACHED NOTES

IC2E INTERNATIONAL INC.

 (A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Note 1 – Interim Reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  Al adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s June 30, 2006 annual financial statements.

Note 2 - Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities during the ordinary course of operations.  The Company has a working capital surplus of $177,344 as of September 30, 2006 and has accumulated a deficit of $71,956 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3 – Related Party Transaction

Included in the accounts payable and accrued liabilities at September 30, 2006 is $23,566 due to a current and a former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note - 4 Issuance of Common Stock

During the period July 1, 2006 through September 30, 2006, the registrant issued 215,000 shares of common stock to several individuals and companies at a [price of $ 1.00 per share.  These shares were issued in reliance of the exemption from registration provided by Regulation S.  All subscribers are non-residents of the United States.

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

Our management team is examining alternate business opportunities both within the natural resource exploration sector and without.  No decision has been made as to any alternate business opportunity or opportunities although some discussions have taken place.

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Our balance sheet for the period ending September 30, 2006 shows cash and cash equivalents on hand of $200, 816 with current liabilities of $23,566 and accrued deficits since inception of $72,050.

Item 3. Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Unregistered Sales of Securities and Use of Proceeds

During the period covered by this report, the registrant issued 215,000 shares of its common stock to several individuals and corporations at a price of $ 1.00 per share for total gross proceeds of $215,000.  All of these shares were subscribed for by non-residents of the United States and were issued in reliance on the exemption offered by Regulation S of the Act.

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

Report on Form 8K

Exhibit 99.2

Report on Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE MADONNA CORPORATION

Dated  March 14, 2007

/S/ Thomas Charlton

      Thomas Charlton, President and Director

/S/ Douglas Morrison

     Douglas Morrison, Secretary/Treasurer, Director,

     Chief Financial Officer and Principle Accounting Officer