Form 10QSB
period 2006-12-31
IC2E International Inc.
filed 2007-04-27
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Item 1.

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

 (Unaudited)

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

December 31, 2006 and June 30, 2006

(Prepared by Management)

	December 31 2006	June 30 2006
ASSETS
Current
Cash and Cash Equivalents	$ 1,264,208	$ 9,791
Prepaid Expenses	1,831	0
Interest Receivable	939	0
Due from Related Parties	4,591	0

Total Current Assets	1,271,569	$ 9,791

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 28,985	$ 24,854
Total Current Liabilities	28,985	$ 24,854
STOCKHOLDER EQUITY
Preferred stock
10,000,000 shares authorized, $0.001 par value none issued
Common stock
100,000,000 shares authorized, $0.0001 par value
9,473,000 share issued (June 2006: 8,160,000)	947	816
Additional paid-in capital	1,346,353	33,484
Share Issuance Costs	1,000	0
Deficit accumulated during the development stage	(103,716)	(49,363)

Total Equity	1,242,584	(15,063)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 1,271,569	(9,791)

SEE ATTACHED NOTES

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six month periods ended December 31, 2006 and 2005 and for the period January 19, 2000 (Inception) to December 31, 2006

 (Prepared by Management)

					January 19, 2000
					(Date of
	Three months ended		Six months ended		Incorporation) to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Expenses
General and administrative	$ 31,362	$ 0	$ 53,896	$ 0	$ 80,586
Mineral Property Costs					22,500
Exchange Gain/Loss	404	0	457	0	630

Net loss for the period	(31,666)	0	00	0	$ (103,716)

Basic and diluted loss per share	$ 0.00	$ 0.00	0.00 0.00	$ 0.00

Weighted average number of shares outstanding	8,902,250	2,141,666	8,588,429	2,141,666

SEE ATTACHED NOTES

IC2E INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three month and six month periods ended December 31, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005	January19, 2000 (Inception) to December 31, 2006

Operating Activities
Net Loss for the period	$ (31,666)	$ 0	$ (54,353)	$ 0	$ 103,716
Items not involving cash Services paid by issuance of shares	0	0	0	0	500
Cost of Mineral claims paid by issuance of shares	0	0	0	0	22,500

Change in non-cash working capital Balance related to operations
Receivables	(939)		(939)		(939)
Prepaid Expenses	(1,831)		(1,831)		(1,831)
Due from Related Party	(4,591)		(4,591)		(4,591)
Accounts Payable and accrued Liabilities	5,419	0	4,131	0	28,985
Net Cash Provided by Operating Activities	(33,608)	0	(57,583)	0	(59,092)

Financing Activity Issue of Common Stock	1,097,000	0	1,312,000	0	(1,323,300)

Net Cash Increase for the Period	1,063,000	0	1,254,000	0	1,264,208
			-
Cash – beginning of period	200,816	0	9,791	0	-

Cash – end of period	$1,264,208	$ 0	1,264,208	$ 0	$ 1,264,208

SEE ATTACHED NOTES

 IC2E INTERNATIONAL, INC.

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

Note 2

Continuance of Operations

IC2E International, Inc. (formerly The Madonna Corporation) is a non-trading reporting company in the development stage.  The company’s business plan is to seek investigate and, if warranted, acquire one or more properties or businesses.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  At December 31, 2006, the Company had working capital of $1,264,208, has yet to achieve profitable operations and has accumulated losses of $103,716 since its inception.

Note 3

Mineral Property

By an agreement dated January14, 2005 the Company acquired from the President of the Company a 100% interest in 22 mineral claims located in the Thunder Bay Mining District, Abrey Township, Ontario, Canada in consideration of 6,000,000 common shares of the Company. Subsequently, management has determined to abandon these claims.

Note 4.

Related Party Transaction

Included in accounts payable and accrued liabilities at December 31, 2006 is $23,566 due to a current and former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

In January, 2005, we acquired an extensive block of 22 mineral claims called the Long Lake Project, Abrey Township, Northwestern Ontario.  Assessment work was due on all of the claims shortly after their acquisition through an issuance of shares to our President and CEO, Thomas Charlton.  Subsequently, Mr. Charlton paid the necessary sum to keep all of the claims in good standing and no other mandatory work is due until the first quarter of 2007.  Mr. Charlton also supplied us with a thorough engineering assessment of the mineral claims that outlined a recommended course of action.  Management decided to abandon their plans for the exploration of these claims in light of another and, in its opinion, greater opportunity.

As a result we have concentrated our efforts in raising additional capital and formulating a new business plan.  Detailed discussions have been held with IC2E, Inc. an Alberta corporation with the purpose of achieving a reverse take over of that company through an exchange of shares.  IC2E, Inc. owns an advanced system of medical software that is receiving positive response from both government and the medical establishments in both Canada and the USA.  A detailed letter of intent is presently being prepared and formal contracts should be in place and executed following the ratification of the agreement at the annual meeting of shareholders to be held by both corporations on or before August 31, 2007.

The boards of directors of both IC2E, Inc. and IC2E International, Inc. contain many individuals that are officer and directors of both corporations.  Because of a possible conflict of interest, finalizing of the reverse merger will be subject to shareholder ratification by both companies.

We will file a report on Form 8K promptly upon the execution of the letter of intent.

Liquidity and Capital Resources

The Madonna Corporation remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Our balance sheet for the period ending December 31, 2006 reflects current assets of $ 1,264,000 in the form of cash and cash equivalents, total assets of $ 1,271,569 and net assets of $1,242,584.

ITEM 3.  CONTROLS AND PROCEDURES.

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

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

During the six month period ending December 31, 2007 we have issued 1,313,000 shares of our common stock for an aggregate price of $1,312,300.

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

Dated April 27, 2007

/S/ Thomas Charlton

     Thomas Charlton, President and Director

/S/ Douglas Morrison

     Douglas Morrison, Secretary/Treasurer, Director,

     Chief Financial Officer and Principle Accounting Officer