Form 10QSB/A
period 2006-09-30
IC2E International Inc.
filed 2007-06-21
CIK 1136465

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 12,235,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM BALANCE SHEETS
September 30, 2006 and June 30, 2006
(stated in US Dollars)
	(unaudited)	(audited)
	Sep 30, 06	Jun 30, 06
	$	$
ASSETS
Current Assets
Cash and cash equivalents	200,816	9,791
Total Current Assets	200,816	9,791
LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities	3,500	4,788
Due to related parties (Note 3)	20,066	20,066
Total Current Liabilities	23,566	24,854
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
10,000,000 shares authorized, $0.001 par value voting
none issued
Common stock
100,000,000 shares authorized, $0.0001 par value, voting
12,235,000 shares issued (June 2006: 8,160,000)	1,224	816
Additional paid in capital	33,076	33,484
Share issuance costs	(22,500)	0
Share subscriptions received	215,000	0
Deficit accumulated during the development stage	(49,550)	(49,363)
Total Equity	177,250	(15,063)
TOTAL LIABILITIES & EQUITY	200,816	9,791

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three month periods ended September 30, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to September 30,2006
(Unaudited)
(Stated in US Dollars)

	2006	2005	Jan 19, 2000 (Inception) to Sept 30, 2006
Expenses
General and administrative expense	134	0	26,824
Mineral Property Costs	0	0	22,500
Exchange loss	53	0	226
Net loss for the period	($187)	$0	($49,550)
Basic and diluted loss per share	$ -	$ -
Weighted average number of shares outstanding	10,596,141	10,483,334

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2006 and 2005
and for the period January 19, 2000 (Date of Incorporation) to September 30, 2006
(Unaudited)
(Stated in US Dollars)

	2006	2005	January 19, 2000 (Inception) to September 30, 2006
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(187)	0	(49,550)
Items not involving cash:
Services paid by share issuance	0	0	500
Mineral claims cost, paid by share issuance	0	0	22,500
Change in non-cash working capital balance
related to operations:
Accounts payable & accrued liabilities	(1,288)	0	23,566
Net cash provided by Operating Activities	(1,475)	0	(2,984)
FINANCING ACTIVITIES
Share issuance costs	(22,500)	0	(22,500)
Share subscriptions received	215,000	0	226,300
Net cash provided by Financing Activities	192,500	0	203,800
Net cash increase for period	191,025	0	200,816
Cash at beginning of period	9,791	0	0
Cash at end of period	$ 200,816	$ -	$ 200,816

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
for the period from January 19, 2000 (Inception) to September 30, 2006
(in USD)
			Additional	Share
	Common Shares		Paid-in	Subscriptions	Accumulated
	Number	Par Value	Capital	Net	Deficit	Total
		$	$	$	$	$
Balance, Jan 19, 2000
(Date of incorporation)
Issued for services - at $0.0001	5,000,000	500				500
Issued for cash - at $0.002	600,000	60	1,140			1,200
Net loss for the period					(912)	(912)
Balance, June 30, 2000	5,600,000	560	1,140	0	(912)	788
Net loss for the year					(685)	(685)
Balance, June 30, 2001	5,600,000	560	1,140	0	(1,597)	103
Net loss for the year					(718)	(718)
Balance, June 30, 2002	5,600,000	560	1,140	0	(2,315)	(615)
Issued for cash - at $0.002	50,000	5	95			100
Net loss for the year					(2,187)	(2,187)
Balance, June 30, 2003	5,650,000	565	1,235	0	(4,502)	(2,702)
Net loss for the year					(3,475)	(3,475)
Balance, June 30, 2004	5,650,000	565	1,235	0	(7,977)	(6,177)
Issued for mineral claims at
$0.00375, Jan 14, 2005	6,000,000	600	21,900			22,500
Net loss for the year					(36,208)	(36,208)
Balance, June 30, 2005	11,650,000	1,165	23,135	0	(44,185)	(19,885)
Shares cancelled Sept 1, 2005	(3,500,000)	(350)	350
Issued for cash - at $1.00	10,000	1	9,999			10,000
Net loss for the year					(5,178)	(5,178)
Balance, June 30, 2006	8,160,000	816	33,484	0	(49,363)	(15,063)
Stock dividend 1.5 for 1 - Aug 7, 2006	4,075,000	408	(408)			0
Share issuance costs				(22,500)		(22,500)
Share subscriptions received				215,000		215,000
Net loss for Q1 2007					(187)	(187)
Balance, Sept 30, 2006	12,235,000	1,224	33,076	192,500	(49,550)	177,250

IC2E INTERNATIONAL, INC.

(formerly The Madonna Corporation)

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

Note 2 - Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to explore for possible commercial mineral production, on the 22 mineral claims located in Abrey Township, Northwestern Ontario, Canada.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities during the ordinary course of operations.  The Company has a working capital surplus of $177,344 as of September 30, 2006 and has accumulated a deficit of $49,550 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3 – Related Party Transaction

Included in the accounts payable and accrued liabilities at September 30, 2006 is $20,066 due to a current and a former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 - Issuance of Common Stock

On August 7, 2006 the board of directors of the registrant rescinded a previous resolution for a stock dividend of four additional shares of common stock for each share held and declared a stock dividend of one new share of common stock for each two shares held as at July 1, 2006, bringing the issued and outstanding common shares to 12,235,000.

During the period August 8, 2006 through September 30, 2006, the registrant allotted 215,000 shares of common stock to several individuals and companies at a price of $ 1.00 per share.  These shares were issued in reliance of the exemption from registration provided by Regulation S.

Note 5 – Subsequent Events

Subsequent to September 30, 2006 the following Class “A” common shares have been allotted, but not yet issued:

Date

Shares

Cost

Total

October 10, 2006

8,000

$1.00

$8,000

October 10, 2006

5,000

$1.00

$5,000

November 2, 2006

80,000

$1.00

$80,000

November 3, 2006

35,000

$1.00

$35,000

November 7, 2006

50,000

$1.00

$50,000

November 8, 2006

500,000

$1.00

$500,000

November 20, 2006

10,000

$1.00

$10,000

November 20, 2006

250,000

$1.00

$250,000

November 26, 2006

30,000

$1.00

$30,000

November 26, 2006

10,000

$1.00

$10,000

November 26, 2006

10,000

$1.00

$10,000

November 26, 2006

10,000

$1.00

$10,000

December 1, 2006

50,000

$1.00

$50,000

December 1, 2006

10,000

$1.00

$10,000

December 1, 2006

20,000

$1.00

$20,000

December 5, 2006

10,000

$1.00

$10,000

December 21, 2006

10,000

$1.00

$10,000

Total

1,098,000

$1,098,000

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

Liquidity and Capital Resources

IC2E International, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Our balance sheet for the period ending September 30, 2006 shows cash and cash equivalents on hand of  $200, 816 with current liabilities of  $23,566 and accrued deficits since inception of $49,550.

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

None

Item

2.

Unregistered Sales of Securities and Use of Proceeds

During the period covered by this report, the registrant allotted 215,000 shares of its common stock to several individuals and corporations at a price of $ 1.00 per share for total gross proceeds of $215,000.  All of these shares were subscribed for by non-residents of the United States and were issued in reliance on the exemption offered by Regulation S of the Act.

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of matt4ers to a Vote of Security Holders

None

Item 5. Other Information

On August 7, 2006 the board of directors of the registrant rescinded a previous resolution for a stock dividend of four additional shares of common stock for each share held and declared a stock dividend of one new share of common stock for each two shares held as at July 1, 2006, bringing the issued and outstanding common shares to 12,235,000.

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

IC2E International, Inc.

Dated  March 14, 2007

/S/ Thomas Charlton

 Thomas Charlton, President and Director

/S/ Douglas Morrison

Douglas Morrison, Secretary/Treasurer, Director,

Chief Financial Officer and Principal Accounting Officer