Form 10QSB/A
period 2006-12-31
IC2E International Inc.
filed 2007-06-21
CIK 1136465

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 12,355,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1.

IC2E INTERNATIONAL, INC.

(formerly “The Madonna Corporation”)

 (A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

 (Unaudited)

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006
(stated in US Dollars)
	(unaudited)	(audited)
	Dec 31, 06	Jun 30, 06
ASSETS	$	$
Current Assets
Cash and cash equivalents	1,264,208	9,791
Prepaid expenses	1,831	0
Interest receivable	939	0
Due from related parties	4,591	0
Total Current Assets	1,271,569	9,791
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	48,896	4,788
Due to related parties	20,066	20,066
Total Current Liabilities	68,962	24,854
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
10,000,000 shares authorized, $0.001 par value voting
none issued
Common stock
100,000,000 shares authorized, $0.0001 par value, voting
12,235,000 shares issued (June 2006: 8,160,000)	1,224	816
Additional paid in capital	33,076	33,484
Share subscriptions received	1,313,000	0
Share issuance costs	(34,100)	0
Deficit accumulated during the development stage	(110,593)	(49,363)
Total Equity	1,202,607	(15,063)
TOTAL LIABILITIES & EQUITY	1,271,569	9,791

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended December 31, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to December 31,2006
(Unaudited)
(Stated in US Dollars)

	Three months ended Dec 31		Six months ended Dec 31		Jan 19, 2000
	2006	2005	2006	2005	(Date of Incorporation) to Dec 31, 2006
Expenses	$	$	$	$	$
Professional fees	60,080		60,080		60,080
General and administration	1,603		1,737		28,427
Mineral Property Costs					22,500
Exchange (Gain) Loss	(640)		(587)		(414)
Net loss for the period	(61,043)	0	(61,230)	0	(110,593)
Basic and diluted loss per share	$ -	$ -	$ -	$ -
Weighted average number of shares outstanding	12,235,000	8,150,000	11,415,571	9,329,347

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Devlopment Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month and six month periods ended December 31, 2006 and 2005 and for the period January 19, 2000 (Date of Incorporation) to December 31, 2006
(Unaudited)
(Stated in US Dollars)

	Three months ended Dec 31		Six months ended Dec 31		Wednesday, January 19, 2000
	2006	2005	2006	2005	(Inception) to December 31, 2006
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(61,043)	0	(61,230)	0	(110,593)
Items not involving cash:
Services paid by share issuance	0	0	0	0	500
Mineral claims cost, paid by share issuance	0	0	0	0	22,500
Change in non-cash working capital balance
related to operations:
Receivables	(939)	0	(939)	0	(939)
Prepaid expenses	(1,831)	0	(1,831)	0	(1,831)
Due from related parties	(4,591)	0	(4,591)	0	(4,591)
Accounts payable & accrued liabilities	45,396	0	44,108	0	68,962
Net cash provided by Operating Activities	(23,008)	0	(24,483)	0	(25,992)
FINANCING ACTIVITIES
Share subscriptions received	1,098,000	0	1,313,000	0	1,324,300
Share issuance costs	(11,600)	0	(34,100)	0	(34,100)
Net cash increase for period	1,063,392	0	1,254,417	0	1,264,208
Cash at beginning of period	200,816	0	9,791	0	0
Cash at end of period	$ 1,264,208	$ -	$ 1,264,208	$ -	$ 1,264,208

IC2E INTERNATIONAL, INC.
(fomerly: The Madonna Corporation)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
for the period from January 19, 2000 (Inception) to December 31, 2006
(in USD)
			Additional	Share
	Common Shares		Paid-in	Subscriptions	Accumulated
	Number	Par Value	Capital	Net	Deficit	Total
		$	$	$	$	$
Balance, Jan 19, 2000
(Date of incorporation)
Issued for services - at $0.0001	5,000,000	500	0			500
Issued for cash - at $0.002	600,000	60	1,140			1,200
Net loss for the period					(912)	(912)
Balance, June 30, 2000	5,600,000	560	1,140	0	(912)	788
Net loss for the year					(685)	(685)
Balance, June 30, 2001	5,600,000	560	1,140	0	(1,597)	103
Net loss for the year					(718)	(718)
Balance, June 30, 2002	5,600,000	560	1,140	0	(2,315)	(615)
Issued for cash - at $0.002	50,000	5	95			100
Net loss for the year					(2,187)	(2,187)
Balance, June 30, 2003	5,650,000	565	1,235	0	(4,502)	(2,702)
Net loss for the year					(3,475)	(3,475)
Balance, June 30, 2004	5,650,000	565	1,235	0	(7,977)	(6,177)
Issued for mineral claims at
$0.00375, Jan 14, 2005	6,000,000	600	21,900			22,500
Net loss for the year					(36,208)	(36,208)
Balance, June 30, 2005	11,650,000	1,165	23,135	0	(44,185)	(19,885)
Shares cancelled Sept 1, 2005	(3,500,000)	(350)	350			0
Issued for cash - at $1.00 - May 2006	10,000	1	9,999			10,000
Net loss for the year					(5,178)	(5,178)
Balance, June 30, 2006	8,160,000	816	33,484	0	(49,363)	(15,063)
Stock dividend 1.5 for 1 - Aug 7, 2006	4,075,000	408	(408)			0
Share issuance costs				(22,500)		(22,500)
Share subscriptions received				215,000		215,000
Net loss for Q1 2007					(187)	(187)
Balance, Sept 30, 2006	12,235,000	1,224	33,076	192,500	(49,550)	177,250
Share issuance costs				(11,600)		(11,600)
Share subscriptions received				1,098,000		1,098,000
Net loss for Q2 2007					(61,043)	(61,043)
Balance, Dec 31, 2006	12,235,000	1,224	33,076	1,278,900	(110,593)	1,202,607

IC2E INTERNATIONAL, INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

Note 1 – Interim Reporting

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10Q SB and Item 310(b) of Regulation S-B.  They include the accounts of the Company and its wholly owned subsidiary, 1284544 Alberta Ltd, an Alberta, Canada corporation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation, have been included, and all significant inter-company transactions have been eliminated.

Operating results for the period ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  These interim financial statements should be read in conjunction with the audited financial statements for the June 30, 2006 year end.  The Company applies the same accounting policies and methods in these interim financial statements as those in the audited annual financial statements.

Note 2 - Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities during the ordinary course of operations.  The Company has a working capital surplus of $1,202,607 as of December 31, 2006 and has accumulated a deficit of $110,593 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3 – Related Party Transactions

Due from related parties

This represents amounts paid on behalf of Samson Healthcare Corporation, a related company. It is expected that the Company will receive repayment of this loan within one fiscal year.

Due to related parties

This amount represents monies owing to a current and a former director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 4 – Share Subscriptions Received

During the period from October 1, 2006 through December 31, 2006 the Company received share subscriptions totaling $1,098,000 at a price of $1.00 per share.  Total subscriptions received in the first two quarters of fiscal 2007 were $1,313,000.  These subscribers comprise several individuals and companies, most of whom are non-residents of the United States.

Note 5 – Wholly-owned Subsidiary

1284544 Alberta Ltd. was incorporated on November 28, 2006 under the provisions of the Alberta Business Corporations Act, and is a wholly-owned subsidiary of IC2E International, Inc. The outstanding share capital is $1.  This corporation was established solely for the purpose of amalgamating IC2E International, Inc. with IC2E Inc.

Note 6 – Subsequent Events

a)

The company entered into an agreement to sub-lease office space in Calgary, Alberta for a period of three years beginning February 1, 2007.  The total cost of the commitment over the period will be $78,678.

b)

On February 21, 2007, 1,313,000 Class “A” common shares were issued at $1.00 each.

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

On November 15, 2006, IC2E International, Inc. entered into non-binding preliminary Letter of Intent with IC2E Inc. concerning its desire to proceed towards a proposed “three corner amalgamation” whereby 1284544 Alberta Ltd., a wholly owned subsidiary of IC2E International, Inc., will amalgamate with IC2E Inc. In order to make this non-binding LOI effective and binding, the Alberta Corporation required 100% approval by shareholders in order to avoid a special meeting and proxy solicitation.  The measure failed by a small margin. A new Letter of Intent will executed by both parties prior to the mailout of meeting materials by IC2E Inc. to their shareholders prior to June 2, 2007.  This letter will be presented to the shareholders of IC2E Inc. at its annual meeting to be called in June 2007. At this meeting, to receive approval a 66 2/3 % majority of the votes cast needs to be achieved, then must be approved by IC2E International, Inc. to make the LOI binding and upon approval, a definitive agreement will be prepared for execution by both parties.

The boards of directors of both IC2E, Inc. and IC2E International, Inc. contain many individuals that are officers and directors of both corporations.  Because of a possible conflict of interest, finalizing of the reverse take over will be subject to shareholder ratification by both companies.  IC2E International, Inc. will call its annual general meeting ten days after completion of its June 30, 2007 audit.  Assuming that approval by shareholders is forthcoming, details of the three-way amalgamation will be included in the Form 10K SB filed immediately following the meeting.

Liquidity and Capital Resources

IC2E International Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Our balance sheet for the period ending December 31, 2006 reflects current assets of $ 1,264,208 in the form of cash and cash equivalents, total assets of $ 1,271,569; net assets of $1,202,607 and accrued deficits since inception of $110,593.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Securities and Subsequent Share Issuance

During the six month period ending December 31, 2006 we had allotted 1,313,000 shares of our common stock for an aggregate price of $1,313,000, Subsequent to Dec 31, 2006 the shares were issued bringing the issued and outstanding common stock to 13,548,000 shares.

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

IC2E International, Inc.

Dated April 27, 2007

/S/ Thomas Charlton

Thomas Charlton, Chief Executive Officer and Director

/S/ Douglas Morrison

Douglas Morrison, Secretary/Treasurer, Director,

Chief Financial Officer