Form 10QSB/A
period 2006-12-31
IC2E International Inc.
filed 2007-06-21
CIK 1136465

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10Q SB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 13,548,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No    X

Item 1

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006
(stated in US Dollars)
	(unaudited)	(audited)
	Mar 31, 07	Jun 30, 06
ASSETS	$	$
Current Assets
Cash and cash equivalents	1,177,285	9,791
Prepaid expenses	1,831	0
Interest receivable	939	0
GST recoverable (Note 4)	2,216	0
Due from related parties (Note 3)	4,630	0
Total Current Assets	1,186,901	9,791
Fixed Assets
Furniture and equipment (Note 5)	3,667	0
Leasehold improvements (Note 5)	22,515	0
Total Fixed Assets	26,182	0
TOTAL ASSETS	1,213,083	9,791
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	2,830	4,788
Due to related parties (Note 3)	24,591	20,066
Total Current Liabilities	27,421	24,854
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
10,000,000 shares authorized, $0.001 par value voting
none issued
Common stock
100,000,000 shares authorized, $0.0001 par value, voting
13,548,000 shares issued (June 2006: 8,160,000)	1,355	816
Additional paid in capital	1,345,945	33,484
Share issuance costs	(34,100)	0
Deficit accumulated during the development stage	(127,538)	(49,363)
Total Equity	1,185,662	(15,063)
TOTAL LIABILITIES & EQUITY	1,213,083	9,791

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended March 31, 2007 and 2006 and for the period January 19, 2000 (Date of Incorporation) to March 31,2007
(Stated in US Dollars)

	Three months ended Mar 31		Nine months ended Mar 31		Jan 19, 2000
	2007	2006	2007	2006	(Date of Incorporation) to Mar 31, 2007
	$	$	$	$	$
Expenses
Professional fees	2,380	0	62,460	0	62,460
General and administration	14,416	0	16,153	0	42,843
Amortization	818	0	818	0	818
Mineral Property Costs	0	0	0	0	22,500
Exchange Gain/Loss	(669)	0	(1,256)	0	(1,083)
Net loss for the period	(16,945)	0	(78,175)	0	(127,538)
Basic and diluted loss per share	$ -		$ -
Weighted average number of shares outstanding	12,789,378	8,150,000	11,837,439	8,150,000

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month and nine month periods ended March 31, 2007 and 2006 and for the period January 19, 2000 (Date of Incorporation) to March 31, 2007
(Stated in US Dollars)

	Three months ended Mar 31		Nine months ended Mar 31		Wednesday, January 19, 2000
	2007	2006	2007	2006	(Inception) to March 31, 2007
	$	$	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(16,945)	0	(78,175)	0	(127,538)
Items not involving cash:
Services paid by share issuance	0	0	0	0	500
Mineral claims cost, paid by share issuance	0	0	0	0	22,500
Amortization	818	0	818	0	818
Change in non-cash working capital balance
related to operations:
Receivables	(2,216)	0	(3,155)	0	(3,155)
Prepaid expenses	0	0	(1,831)	0	(1,831)
Due from related parties	(39)	0	(4,630)	0	(4,630)
Accounts payable & accrued liabilities	(41,541)	0	2,567	0	27,421
Net cash provided by Operating Activities	(59,923)	0	(84,406)	0	(85,915)
INVESTING ACTIVITIES
Furniture and equipment	(3,746)	0	(3,746)	0	(3,746)
Leasehold improvements	(23,254)	0	(23,254)	0	(23,254)
Net cash provided by Investing Activities	(27,000)	0	(27,000)	0	(27,000)
FINANCING ACTIVITIES
Issue of common stock	1,313,000	0	1,313,000	0	1,324,300
Share issuance costs	0	0	(34,100)	0	(34,100)
Share subscriptions	(1,313,000)	0	0	0	0
Net cash provided by Financing Activities	0	0	1,278,900	0	1,290,200
Net cash decrease for period	(86,923)	0	1,167,494	0	1,177,285
Cash at beginning of period	1,264,208	0	9,791	0	0
Cash at end of period	1,177,285	0	1,177,285	0	1,177,285

IC2E INTERNATIONAL, INC.
(formerly: The Madonna Corporation)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
for the period from January 19, 2000 (Inception) to March 31, 2007
(in USD)
			Additional	Share
	Common Shares		Paid-in	Subscriptions	Accumulated
	Number	Par Value	Capital	Net	Deficit	Total
		$	$	$	$	$
Balance, Jan 19, 2000
(Date of incorporation)
Issued for services - at $0.0001	5,000,000	500				500
Issued for cash - at $0.002	600,000	60	1,140			1,200
Net loss for the period					(912)	(912)
Balance, June 30, 2000	5,600,000	560	1,140	0	(912)	788
Net loss for the year					(685)	(685)
Balance, June 30, 2001	5,600,000	560	1,140	0	(1,597)	103
Net loss for the year					(718)	(718)
Balance, June 30, 2002	5,600,000	560	1,140	0	(2,315)	(615)
Issued for cash - at $0.002	50,000	5	95			100
Net loss for the year					(2,187)	(2,187)
Balance, June 30, 2003	5,650,000	565	1,235	0	(4,502)	(2,702)
Net loss for the year					(3,475)	(3,475)
Balance, June 30, 2004	5,650,000	565	1,235	0	(7,977)	(6,177)
Issued for mineral claims at
$0.00375, Jan 14, 2005	6,000,000	600	21,900			22,500
Net loss for the year					(36,208)	(36,208)
Balance, June 30, 2005	11,650,000	1,165	23,135	0	(44,185)	(19,885)
Shares cancelled Sept 1, 2005	-3,500,000	(350)	350
Issued for cash - at $1.00	10,000	1	9,999			10,000
Net loss for the year					(5,178)	(5,178)
Balance, June 30, 2006	8,160,000	816	33,484	0	(49,363)	(15,063)
Stock dividend 1.5 for 1 - Aug 7, 2006	4,075,000	408	(408)			0
Share issuance costs				(22,500)		(22,500)
Share subscriptions received				215,000		215,000
Net loss for Q1 2007					(187)	(187)
Balance, Sept 30, 2006	12,235,000	1,224	33,076	192,500	(49,550)	177,250
Share issuance costs				(11,600)		(11,600)
Share subscriptions received				1,098,000		1,098,000
Net loss for Q2 2007					(61,043)	(61,043)
Balance, Dec 31, 2006	12,235,000	1,224	33,076	1,278,900	(110,593)	1,202,607
Issued for cash - at $1.00 Feb 21, 2007	1,313,000	131	1,312,869			1,313,000
Share subscriptions converted to common stock				(1,313,000)		(1,313,000)
Net loss for Q3 2007					(16,945)	(16,945)
Balance, March 31, 2007	13,548,000	1,355	1,345,945	(34,100)	(127,538)	1,185,662

IC2E INTERNATIONAL, INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1 – Interim Reporting

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10Q SB and Item 310(b) of Regulation S-B.  They include the accounts of the Company and its wholly owned subsidiary, 1284544 Alberta Ltd., an Alberta, Canada corporation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered for a fair presentation, have been included, and all significant inter-company transactions have been eliminated.

Operating results for the period ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  These interim consolidated financial statements should be read in conjunction with the audited financial statements for the June 30, 2006 year end.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual financial statements.

Note 2 - Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities during the ordinary course of operations.  The Company has a working capital surplus of $1,159,480 as of March 31, 2007 and has accumulated a deficit of $127,538 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3 – Related Party Transactions

Due to related parties is comprised of the following balances:

Due to current and former directors

$20,066

Due to IC2E Inc.

__4,525

$24,591

The amount owing to current and former directors is unsecured, non-interest bearing and has no set date for repayment.  The amount owing to IC2E Inc. is for office rent paid on its behalf for

February and March, 2007. These amounts will be repaid in the next quarter.

IC2E INTERNATIONAL, INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 3 – Related Party Transactions (cont’d)

Due from related party balance consists of accounting fees paid for on behalf of Samson Healthcare Corporation, which management believes will be reimbursed within the next fiscal year.

Note 4 – Goods and Services Tax (GST)

Included in the financial statements is an amount for GST recoverable of $2,216.  This represents the GST the Company has paid on Canadian purchases during the quarter.  The Company is not registered for GST but expects to claim this credit retroactively from January 1, 2007.

Note 5 – Furniture and Fixtures

Furniture and equipment is recorded at cost.  The Company provides for amortization using the straight-line method at rates designed to amortize the cost of the furniture and equipment over its useful life of 5 years.

Amortization of leasehold improvements is recorded over the remaining term of the lease.

Accumulated

Capital Cost

Amortization

Net Book Value

($)

($)

($)

Furniture and Equipment

3,746

79

3,667

Leasehold Improvements

23,254

739

22,515

Total

27,000

818

26,182

Note 6 – Common Shares Issued

On February 21, 2007 the Company issued 1,313,000 Class “A” common shares for $1,313,000.  The majority of these stockholders are residents of Canada.

Note 7 – Wholly-owned Subsidiary

1284544 Alberta Ltd. was incorporated on November 28, 2006 under the provisions of the Alberta Business Corporations Act, and is a wholly-owned subsidiary of IC2E International, Inc. The outstanding share capital is $1.  This corporation was established solely for the purpose of amalgamating IC2E International Inc. with IC2E Inc.

IC2E INTERNATIONAL, INC.

(formerly: The Madonna Corporation)

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 8 - Commitments

The Company has entered into a contract to lease office space for a period of 36 months beginning February 1, 2007.  The total obligation under this agreement is $78,678, not including operating costs.

Note 9 – Proposed Amalgamation

The Company intends to hold a shareholder meeting in July, 2007 to vote on a proposal to amalgamate the shares of IC2E International, Inc. with a related company IC2E Inc. a Canadian Controlled Private Corporation (CCPC) with offices in Alberta and Ontario, Canada.

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

As a result we have concentrated our efforts in raising additional capital and formulating a new business plan.  Detailed discussions have been held with IC2E, Inc., an Alberta corporation with the purpose of achieving a reverse take over of that company through an exchange of shares.  IC2E, Inc. owns an advanced system of medical software that is receiving positive response from both government and the medical establishments in Canada and the USA.  A detailed letter of intent is presently being prepared and formal contracts should be in place and executed following the ratification of the agreement at the annual meeting of shareholders to be held by both corporations on or before June 30, 2007.

The boards of directors of both IC2E, Inc. and IC2E International, Inc. contain many individuals that are officers and directors of both corporations.  Because of a possible conflict of interest, finalizing of the reverse takeover will be subject to shareholder ratification by both companies.

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

Item 1.

Legal Proceedings

None

Item

2.

Changes in Securities

During the nine month period ending March 31, 2007 we have issued 1,313,000 shares of our common stock for an aggregate price of $1,313,000.

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

Dated June 18, 2007

/s/ Thomas Charlton

Thomas Charlton, President and Director

/s/ Douglas Morrison

 Douglas Morrison, Secretary/Treasurer, Director,

 Chief Financial Officer and Principal Accounting Officer