Form 10KSB
period 2007-06-30
IC2E International Inc.
filed 2008-04-17
CIK 1136465

U.S. Securities and Exchange Commission

Washington, DC 20549

FORM 10 K SB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File No. 0-32445

IC2E INTERNATIONAL, INC.

(FORMERLY THE MADONNA CORPORATION)

         COLORADO                                                                                           98-0219157

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

  ID Number)

5232 4th STREET, SW CALGARY, AB, CANADA                      T2V 0Z4

(Address of principal executive office)                                             Zip code)

Issuer’s telephone number:      (403) 253-3112

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

State issuer’s revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.  As of June 30, 2007:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 13,548,000 shares common stock.  This Form 10-KSB consists of 38 pages.

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

IC2E International, Inc.

PART I

ITEM

PAGE

Item   1

Description of Business …………………………………………..…….….1

Item   2

Description of Property…………………………..................................….. 2

Item   3

Legal Proceedings...................................................…………...............….. 2

Item   4

Submission of Matters to a Vote of Security Shareholders…………….….2

PART II

Item   5

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

Certain Relationships and Related Transactions…………. ............……….14

Item 13

Exhibits and Reports on Form 8-K...........…………............................……14

Signatures ...............……………...............................................................................................……. 15

PART I

Item 1. Description of Business

General Description of Registrant

IC2E International, Inc.(formerly The Madonna Corporation) was incorporated under the laws of the State of Colorado on January 19, 2000 and is still in its early developmental and promotional stages.  From inception to January 15, 2005 our only activities were organizational ones, directed at developing its business plan and raising its initial capital.  On January 15, 2005 we became a natural resource exploration company. The Company had acquired an extensive block of 22 mineral claims called the Long Lake Project, Abrey Township, Northwestern Ontario.  It was decided, after a thorough engineering assessment of the mineral claims, to abandon that project.

During the 2007 fiscal year the business focus changed to acquiring a software development company and our efforts to date have been to achieve that.

Narrative Description of Business

Item 2. Nature of Operations

C2E International, Inc. is a standards base technology company with solutions geared for the Medical and Insurance industries.  The final developments and commercialization of IC2E’s “content exchange network and physician collaboration suite” presents a strong growth and profitability opportunity. Our solutions are well positioned to be a market leader in two primary markets:  Healthcare and Insurance, focused on a specific demand solutions; Collaboration throughout Healthcare Providers and Managing the Process and Flows in the Insurance Sector

 IC2E solutions provide non-evasive interoperability platform solution to the Medical and Insurance Industries across North America.  Its software solution creates an On-Demand  logistics exchange network through the IC2E’s Collaboration Suite ™ that includes, Case Composer™, Case Xchange™ and Case Tracker™ and Case Manager™ all are vender neutral.

 The solution is designed to capture medical information and images from various sources of truth and empower users to build, share and migrate the case to specialty providers. The system is a web-interface with internet and/or private network operability; with patient centric and provider centric solutions.

 The Collaboration Suite ™ systems crosses institutional boundaries in supports necessary diagnostic case triage requirements. The Case Xchange™ provides a bi-directional exchange of subjective and objective information through standard based interfaces facilitating the logistical exchange of diagnostic cases across the community of care.  IC2E’s Collaboration Suite ™ ensures healthcare corporations, institutions and technology vendors can safely exchange EMR-EHR-HIS-RIS-PACS-LIS data through a dedicated “content delivery network”.

Company History

 IC2E was founded in the late 1990's with the combined work of several physicians and software engineers who set out to integrate diagnostic imaging into hospital workflow. Building on the success of their initial solution, the team subsequently set out to design a software platform that would allow healthcare practitioners to exchange and view medical images and data across health systems. The incubation of these requirements and capabilities occurred in parallel to the Canadian Government's 'Diagnostic and Imaging Communications Roadmap Project'. During this period, numerous experts in the field examined ways for physicians to collaborate on patient care under a new clinical delivery paradigm.

Since 2005, IC2E has been focused on new platform technologies that enable physicians to exchange and collaborate across the community health system. From its initial focus on medical imaging, the company has expanded its focus to include the exchange of information originating from Hospital Information Systems (HIS), Electronic Medical Records (EMR), Clinical Information Systems (CIS) and other software solutions. In the healthcare space, IC2E's solutions enable a collaborative approach to patient care, known as Health 2.0

The Company operates out of a head office space in Calgary, Alberta.  The focus for fiscal 2007 was to organize the acquisition of the operations of IC2E Inc. a private software development company registered under the Alberta Business Corporations Act.  The subsequent share exchange was approved and completed on July 18, 2007 whereby IC2E Inc. would become a wholly owned subsidiary of the Company.  IC2E Inc. has developed proprietary software for the exchange of clinical healthcare data.

Item 3. Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item 4. Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company’s securities.

Item 6. Management Discussion and Analysis or Plan of Operation

Management Discussion & Analysis for the Year Ending June 30, 2007

The following discussion of the financial condition and results of operations of IC2E International, Inc. should be read in conjunction with the consolidated financial statements as at and for the year ended June 30, 2007, and related notes.  Those financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Additional information related to the Corporation is available online at www.edgar.com

Overall Performance

IC2E International, Inc. is a public company in the development stage.  The Corporation’s business plan to date has been to seek, investigate and if warranted, acquire one or more properties or businesses.  The Corporation’s activities thus far have been organizational, directed at raising capital and developing its business plan. On July 19, 2007 the Corporation succeeded in its business plan by acquiring, through a share exchange, the operations of IC2E Inc a Canadian Controlled Private Corporation, with its head office located in Alberta and its operations centralized in Ontario.  IC2E Inc. is a software development company that has been in operation since October, 2005. The Corporation believes that this acquisition will enable greater access to the US market for IC2E’s suite of products.

Results of Operations

The majority of the expenses incurred by the Corporation during the year were for legal, accounting and consulting fees.  The Corporation signed a 36 month lease for office space in Calgary, Alberta during the year.  The corresponding rental expense encompassed a majority of the general & administration expense.

Liquidity

The Corporation has incurred losses since inception and has an accumulated deficit of $195,745 and a working capital surplus of $1,089,929 as at June 30, 2007.  The Corporation’s continuation as a going concern is dependent upon utilizing the existing surplus effectively, eventually achieving profitable operations and/or obtaining additional financing.  The outcome of these matters cannot be predicted with any certainty at this time.

Related Party Transactions

The related parties are current and former directors and a company that is related through directorship.  The amounts owing to a current and former director are non-interest bearing and have no set repayment terms.

At the end of the fiscal year there is an outstanding balance of $20,660 due to current directors for operating expenses paid personally on behalf of the Corporation.  There is also an outstanding balance of $12,512 due to a related company.  Both these amounts were repaid in full subsequent to the year end.

Selected Annual Information

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent accountant .............................................................F1

Balance Sheets for the years ended June 30, 2007 and  2006 .......................F2

Statements of Operations for the years ended June 30, 2007

and 2006 and for the period January 19, 2000 (inception)

through June 30, 2007 ...................................................................................F3

Statement of Stockholder Equity as at June 30, 2007 ...................................F4

Statements of Cash Flows for the years ended June 30, 2007

 & 2006 and for the period January 19, 2000 (inception)

through June 30, 2007 ...................................................................................F5

Notes to Financial Statements ……………………………………….F6 – F11

CHARTERED ACCOUNTANTS

MacKay LLP

Elveden House
1700, 717 – 7th Avenue SW
Calgary, AB T2P 0Z3

Phone:(403) 294-9292
Fax:(403) 294-9262

www.MacKayllp.ca

mackay.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder of:
IC2E International Inc.
(formerly The Madonna Corporation)
(A Development Stage Enterprise)

We have audited the balance sheets of IC2E International Inc. (formerly The Madonna Corporation) as at June 30, 2007 and 2006 and the statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended June 30, 2007 and 2006 and the period from inception of the development stage January 19, 2000 through June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements from inception of the development stage January 19, 2000 through June 30, 2004, were audited by another auditor who expressed an opinion without reservation on those statements in their report dated September 14, 2004.

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

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at June 30, 2007 and 2006 and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006 and the period from January 19, 2000 through June 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along wit other matters as set forth in note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed) **"MacKay LLP"**

Chartered Accountants

Calgary, Canada
January 28, 2008

mackay.ca refers to the Canadian firm MacKay LLP

F1

IC2E INTERNATIONAL INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
June 30, 2007 and 2006

IC2E INTERNATIONAL INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006
(Stated in US Dollars)

	2007	2006
ASSETS	$	$
Current Assets
Cash and cash equivalents	1,124,632	9,791
Prepaids	24,495	0
Interest receivable	18,176	0
Total Current Assets	1,167,303	9,791
Fixed Assets
Furniture and equipment (Note 4)	3,865	0
Leasehold improvements (Note 4)	23,661	0
Total Fixed Assets	27,526	0
TOTAL ASSETS	1,194,829	9,791
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	44,796	4,788
Related party liabilities (Note 3)	32,578	20,066
Total Current Liabilities	77,374	24,854
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock
10,000,000 shares authorized, $0.001 par value voting
none issued
Common stock
100,000,000 shares authorized, $0.0001 par value, voting
13,548,000 shares issued (2006: 12,235,000)	1,355	1,224
Additional paid-in capital	1,311,845	33,076
Deficit accumulated during the development stage	(195,745)	(49,363)
Total Stockholders' Equity (Deficiency)	1,117,455	(15,063)
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	1,194,829	9,791

IC2E INTERNATIONAL INC.
(formerly: The Madonna Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2007 and 2006
and for the period January 19, 2000 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)

			January 19, 2000
	2007	2006	(Date of Incorporation) to June 30, 2007
	$	$	$

Expenses
Bad debts	5,052	0	5,052
Professional and consultant fees	124,320	0	124,320
General and administration	24,375	5,005	51,065
Travel and promotion	12,302	0	12,302
Amortization of fixed assets	2,973	0	2,973
Amortization of mineral claims	0	0	22,500
Total expenses	169,022	5,005	218,212
Other (income) loss
Interest income	(19,221)	0	(19,221)
Exchange (Gain) Loss	(3,419)	173	(3,246)
	(22,640)	173	(22,467)
Net loss for the period	146,382	5,178	195,745

Basic and diluted loss per share ($)	0.01	0.00
Weighted average number of shares outstanding	12,230,142	12,820,781

IC2E INTERNATIONAL INC.
(formerly: The Madonna Corporation)
(A Devlopment Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2007 and 2006
and for the period January 19, 2000 (Date of Incorporation) to June 30, 2007
(Stated in US Dollars)
			January 19, 2000
	2007	2006	(Date of Incorporation) to June 30, 2007
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(146,382)	(5,178)	(195,745)
Items not involving cash:
Services paid by share issuance	-	-	500
Amortization of mineral claims	-	-	22,500
Amortization of fixed assets	2,973	-	2,973
	(143,409)	(5,178)	(169,772)
Change in non-cash working capital balances
related to operations:
Interest receivable	(18,176)	0	(18,176)
Prepaids	(24,495)	0	(24,495)
Accounts payable & accrued liabilities	40,008	1,288	44,796
Related party liabilities	12,512	3,681	32,578
Net cash used in Operating Activities	(133,560)	(209)	(135,069)
INVESTING ACTIVITIES
Furniture and equipment	(4,143)	0	(4,143)
Leasehold improvements	(26,356)	0	(26,356)
Net cash used in Investing Activities	(30,499)	0	(30,499)
FINANCING ACTIVITIES
Issue of common stock	1,313,000	10,000	1,324,300
Share issuance costs	(34,100)	0	(34,100)
Net cash provided by Financing Activities	1,278,900	10,000	1,290,200
Net cash increase for period	1,114,841	9,791	1,124,632
Cash at beginning of period	9,791	0	0
Cash at end of period	1,124,632	9,791	1,124,632
Supplementary disclosure of cash flow
information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Non-cash Financing Activities:
Stock issued for mineral claims	-	-	22,500
Stock issued for services	-	-	500

IC2E INTERNATIONAL INC.
(formerly: The Madonna Corporation)
(A Devlopment Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIENCY)
for the period from January 19, 2000 (Inception) to June 30, 2007
(Stated in US Dollars)

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Balance, Jan 19, 2000
(Date of incorporation)
Issued for services - at $0.0001	7,500,000	750	(250)		500
Issued for cash - at $0.002	900,000	90	1,110		1,200
Net loss for the period				(912)	(912)
Balance, June 30, 2000	8,400,000	840	860	(912)	788
Net loss for the year				(685)	(685)
Balance, June 30, 2001	8,400,000	840	860	(1,597)	103
Net loss for the year				(718)	(718)
Balance, June 30, 2002	8,400,000	840	860	(2,315)	(615)
Issued for cash - at $0.002	75,000	8	92		100
Net loss for the year				(2,187)	(2,187)
Balance, June 30, 2003	8,475,000	848	952	(4,502)	(2,702)
Net loss for the year				(3,475)	(3,475)
Balance, June 30, 2004	8,475,000	848	952	(7,977)	(6,177)
Issued for mineral claims at
$0.00375, Jan 14, 2005	9,000,000	900	21,600		22,500
Net loss for the year				(36,208)	(36,208)
Balance, June 30, 2005	17,475,000	1,748	22,552	(44,185)	(19,885)
Shares cancelled Sept 1, 2005	-5,250,000	(525)	525
Issued for cash - at $1.00	10,000	1	9,999		10,000
Net loss for the year				(5,178)	(5,178)
Balance, June 30, 2006	12,235,000	1,224	33,076	(49,363)	(15,063)
Issued for cash - at $1.00 Feb 21, 2007	1,313,000	131	1,312,869		1,313,000
Share issue costs			(34,100)		(34,100)
Net loss for the year				(146,382)	(146,382)
Balance, June 30, 2007	13,548,000	1,355	1,311,845	(195,745)	1,117,455

IC2E INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

Note 1 – Nature and Continuance of Operations

The Company is a public company in the development stage.  The Company’s business plan is to seek, investigate and if warranted, acquire one or more properties or businesses.  The Company’s activities thus far have been organizational, directed at raising its initial capital and developing its business plan.

These consolidated financial statements have been prepared on a going concern basis.  The Company has a working capital surplus of $1,089,929 as of June 30, 2007 and has accumulated a deficit of $195,745 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.  Management plans to continue to provide for its capital needs during the year ended June 30, 2008 by a combination of the issuance of common stock and trade revenues from new operations it plans to acquire during the fiscal year. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Colorado, United States of America on January 19, 2000 as The Madonna Corporation and changed its name to IC2E International, Inc. effective July 1, 2006. The Company has elected a year end of June 30.

Note 2 – Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, 1284544 Alberta Ltd., an Alberta, Canada inactive corporation which was incorporated for purposes of amalgamation (see Note 9). In the opinion of management, all intercompany accounts and transactions have been eliminated.

F6

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Note 2 – Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For the purposes of the consolidated statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The Company has two functional currencies, the Canadian and the United States (US) dollar.  The Company uses the US dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FAS No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period. Any exchange gains or losses arising from translation are included in the Consolidated Statements of Operations

Basic Loss Per Share

In accordance with FAS No. 128, “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2007, the Company had no stock equivalents that were dilutive and excluded in the loss per share computation.

F7

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash and cash equivalents, accounts payable and accrued liabilities and related party liabilities approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Note 2 – Summary of Significant Accounting Policies (continued)

Comprehensive Income

Comprehensive income for the period from July 1, 2006 to June 30, 2007, and for the cumulative period from date of incorporation (January 19, 2000) to June 30, 2007, as required to be reported by FAS No. 130, was the same as the actual net loss reported for that period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards from their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company has approximately $28,916 in gross deferred tax assets at June 30, 2007, resulting mainly from start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3 – Related Party Transactions

Related party liabilities are comprised of the following balances:

	2007	2006
	($)	($)
Due to current and former directors	20,066	20,066
Due to IC2E Inc.	12,512	-
Total	32,578	20,066

F8

The amounts owing to current and former directors arose from expenses paid in a prior year on behalf of the Company and are unsecured, non-interest bearing and have no set date for repayment.  The amount owing to IC2E Inc., a company related through common directors and officers, is for office rent paid on its behalf for February through June, 2007. This amount was repaid in July, 2007.

Note 3 – Related Party Transactions (continued)

As at the end of fiscal year, there is a payable balance of $5,270 to current directors as a reimbursement of operating expenses paid on behalf of company. This balance is included in accounts payable and accrued liabilities.

Note 4 – Fixed Assets

Fixed assets are recorded at cost.  The Company provides for amortization using the straight-line method at rates designed to amortize the cost of the furniture and equipment over its useful life of 5 years. Amortization of leasehold improvements is recorded over the remaining term of the lease of 3 years.

		2007		2006
	Capital	Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	($)	($)	($)	($)
Furniture and Equipment	4,143	278	3,865	-
Leasehold Improvements	26,356	2,695	23,661	-
Total	30,499	2,973	27,526	-

Amortization expense for the year ended June 30, 2007 was $2,973. As there were no fixed assets acquired in 2006 there was no amortization recorded in 2006.

Note 5 – Common Shares Issued During Year

On August 7, 2006, the Company’s Board of Directors approved a 1.5 for 1 stock split; in the form of a stock dividend, of the Company’s common stock payable to stockholders of record on July 1, 2006. In accordance with this stock split 4,075,000 common shares were issued. Share and per share data, for all periods presented, have been adjusted to give effect to this stock split.

On February 21, 2007, the Company issued 1,313,000 common shares for $1,313,000.  The majority of these stockholders are residents of Canada.

Note 6 - Income Taxes

The provision for (benefit from) income taxes consists of the following for the years ended June 30, 2007 and 2006:

F9

	2007	2006
	($)	($)
Current:
Federal	-	-

Deferred tax assets:
Federal	25,541	4,482
Mineral property costs	3,375	3,375
	28,916	7,857
Less: valuation allowance	(28,916)	(7,857)
Total	-	-

The Company has approximately $28,916 in gross deferred tax assets at June 30, 2007, resulting mainly from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because their realization of the related income tax benefits is uncertain. At June 30, 2007 the Company has federal operating loss carry-forwards of approximately $165,000 available to offset future taxable income through 2027.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	2007	2006

Statutory federal income tax rate	(15)%	(15)%
Valuation allowance	15%	15%
Income tax rate	0%	0%

Note 7 - Commitments

The Company has entered into a contract to lease office space for its Calgary office for a period of 36 months beginning February 1, 2007.  The minimum annual payments are as follows:

($)
2008	30,000
2009	30,000
2010	17,000
Total	77,000

Note 8 – Geographic Information

Substantially all of the Company’s assets, operations and management are located in Canada.

F10

Note 9 - Subsequent Events

The Company, its wholly-owned subsidiary and IC2E Inc. entered into an Amalgamation Agreement, originally dated November 30, 2006 and amended on January 15, 2007, to give effect to an amalgamation. In accordance with the Amalgamation Agreement the Company acquired all of the issued and outstanding IC2E shares. Pursuant to the terms of the Amalgamation Agreement, the Company’s wholly-owned subsidiary amalgamated with IC2E to form Amalco, the amalgamated entity, and the holders of IC2E shares and IC2E warrants received shares and warrants of the Company on the basis of one Company share and one Company warrant for every one and a half IC2E shares and warrants held.

After the Amalgamation, Amalco became a wholly-owned subsidiary of the Company to carry on the business of IC2E. IC2E is a private technology company that has developed proprietary software products to use the internet and private intranets for electronic patient case and image exchange in the healthcare industry.

In accordance with the Amalgamation Agreement and based upon IC2E shareholdings prior to the Amalgamation the Company issued 9,119,873 shares and 1,143,611 warrants. In addition, a director and officer of the Company returned to treasury and the Company cancelled 4,000,000 shares for no consideration.

After giving effect to the Amalgamation and cancellation of shares, the Company has issued and outstanding approximately 18,667,873 shares and 1,143,611 warrants to acquire shares at a price of $1.50 per share.

Directors, officers and senior management of the Company are unchanged as part of the Amalgamation.

The Amalgamation was approved by shareholders of the Company and IC2E Inc. on July 18, 2007. The Amalgamation transaction will be accounted for by the Company using the purchase method of accounting.

F11

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

(b)

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal accounting officer have determined that there are no changes needed to our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters & Control Persons; Compliance with Section 16(A) of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

Name

Age

Position

Period of Service

Thomas J. Charlton

51

President

Officer & Director since

May 19, 2004

Lance R. Larsen

48

Secretary/Treasurer

Officer & Director since

June 1, 2003

The Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified.  There is no family relationship between the executive officer and director of the Company.

Business Experience

Thomas J. Charlton, President

In 1986, Mr. Charlton received his Bachelor of Commerce Degree with a major in Finance from the University of Calgary.

From 1986 to 1989 he was responsible for the management, marketing and operation of 26 retail outlets for Husky Oil Ltd.

From 1989 to 1993, Mr. Charlton owned, developed and leased real estate in the Calgary marketplace.

From 1993 to 1994, Mr. Charlton founded and was Secretary-Treasurer and Director of AVVA Light Corporation, a publicly traded company on the Toronto Venture Exchange.  In 1994, he became President and CEO of AVVA Light Corporation.  Later that year he accepted the role of Chairman and left the operations.

In 1994, Mr. Charlton founded and was President of Samson Healthcare Corp. a publicly traded company that reached sales of $7 million.  In 2001, Samson sold its operations.

In 2003, Mr Charlton returned to AVVA Light Corporation as Interim President to re-organize the corporation.  During this period AVVA merged with Carmanah Technologies Inc., a publicly traded company on the Toronto Venture Exchange.  The corporation’s revenues are now approximately $14 million per year.

In April, 2004 Mr. Charlton left AVVA and provided business consulting services.

In January, 2005 Mr. Charlton became a director and president of the registrant.  Mr. Charlton is also the CEO of IC2E, Inc. an Alberta corporation involved in development and marketing of medical software.

Lance Larsen, Secretary-Treasurer

From August 1997 to the present he has served as Vice President and General Manager of Bio-Med Marketing Inc., a Calgary, Alberta firm that specializes in financing and consulting to bio-medical companies.  His duties there include hiring and training all sales personnel, designing and developing all in-house applications software, including the company network design and maintenance.

From June 1998 Mr. Larsen served as General Manager of West Coast International, a company specializing in international communications accessories.  His duties there were to hire and train all sales staff and design and maintain all software and network installations.

Mr. Larsen graduated with honors from the Canadian Investment Funds Institute and the Dale Carnegie sales course.

Item 10. Executive Compensation

During the year ended June 30, 2007, the officers of the Company received no salary or benefits.  No executive officer or director of the Company holds any option to purchase any of the Company’s securities.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of June 30 2007, of persons known to the company as being the beneficial owner of over 5% of the Company’s stock

Title

Name and address

Amount and nature

% of Ownership

Of Owner

of Ownership

Common

Thomas J. Charlton

6,000,000

63.4

7816 Calla Donna Pl SW

Calgary, AB

Item 12. Certain Relationships and Related Transactions

Thomas Charlton, President and CEO of  IC2E International, Inc. (formerly the Madonna Corporation) is also the CEO of IC2E Inc. an Alberta, Canada corporation engaged in the development and marketing of medical software.  Mr. Charlton has spearheaded an amalgamation agreement between the two companies whereby IC2E Inc. will become a wholly owned subsidiary of IC2E International, Inc. The vote is to be held at a special meeting of the Shareholders of IC2E Inc. on July 19, 2007.  It will require a 2/3 majority vote by IC2E Inc. Shareholders to pass.  Should it pass Thomas Charlton will remain as CEO of both companies.

Item 13. Exhibits and Reports on Form 8-K

Exhibit 23.1 – Consent of Independent Accountant (IC2E Inc.)

Auditors’ consent to the Information Circular with respect to the amalgamation.

Exhibit 23.2 – Consent of Independent Accounts (IC2E International, Inc.)

Auditors’ compilation of Management Information Circular and Proxy Statement of IC2E Inc. with respect to the amalgamation.

Exhibit 99.1 – Amalgamation Agreement

Amalgamation Agreement between IC2E International, Inc., 1284544 Alberta Ltd. and IC2E Inc.

Exhibit 99.2 – Pro Forma Financial Statements

Compilation report on pro forma financial statements of IC2E Inc. and IC2E Consolidated as at and for the periods ending March 31, 2007.

Exhibit 99.3 – Action by Unanimous Written Consent of the Directors of IC2E International, Inc.

Directors resolutions presented at the Special and General Meeting of the Shareholders of IC2E Inc.

Item 14. Principal Accountant Fees and Services

Auditing fees payable for the fiscal year ended June 30, 2007 are approximately $25,000.  For the fiscal year ended June 30, 2006 the auditing fees paid were $6,890.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IC2E INTERNATIONAL, INC.

By: ___/s/T Charlton__________________________

Thomas J. Charlton, Director and President

By: __/s/LR Larsen_________________________________

Lance R. Larsen, Director and Chief Financial Officer